Form 10-Q/A
period 1996-03-31
WINSTAR COMMUNICATIONS INC
filed 1996-05-15
CIK 868797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________  to  ______________________


                         Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                13-3585278
- ------------------------------          ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


                  230 Park Ave., Suite 3126, New York, NY 10169
                    (Address of principal executive offices)


                                 (212) 687-7577
                         (Registrant's telephone number)
                             -----------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



     State the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1996: 27,423,684

                                    FORM 10-Q

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                        PAGE

PART I.           Financial Information


    Item 1.    Financial Statements

                   Unaudited Condensed Consolidated Balance
                   Sheets - March 31, 1996 and December 31, 1995            3

                   Unaudited Condensed Consolidated Statements
                   of Operations - three months ended
                March 31, 1996 and 1995...........................          5

                   Unaudited Condensed Consolidated Statements
                   of Cash Flows - three months ended
                   March 31, 1996 and 1995........................          6

                   Notes to Condensed Consolidated
                   Financial Statements...........................          8

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           13


PART II.    Other Information.....................................         17

                         Item 6.  Exhibits and Reports on Form 8-K

Signatures               ............................................      18

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE
                                     SHEETS





                                                                                    March 31,             December 31,
                                                                                      1996                  1995
                                                                                  -----------            -------------
                                                                                  (unaudited)

             ASSETS

      Current assets
         Cash and cash equivalents                                              $  176,130,544          $  138,105,824
         Short term investments                                                     27,372,707              73,594,849
                                                                                  ------------            ------------
            Cash, cash equivalents and short term investments                      203,503,251             211,700,673

         Investments in equity securities                                            6,158,250               6,515,250
         Accounts receivable, net                                                    9,746,373               8,683,860
         Notes receivable                                                              374,908                 199,635
         Inventories                                                                 7,895,211               7,391,686
         Prepaid expenses and other current assets                                   2,819,192               3,568,448
                                                                                  ------------            ------------

                Total current assets                                               230,497,185             238,059,552

      Property and equipment, net                                                   18,089,226              15,898,005
      Notes receivable                                                               4,029,280               3,488,948
      Investments and advances                                                         322,733                 322,733
      Licenses, net                                                                 12,443,408              12,556,281
      Intangible assets, net                                                         3,071,629               3,033,505
      Deferred financing costs                                                      10,515,964              10,525,301
      Other assets                                                                   1,503,366               1,478,530
                                                                                 -------------            ------------


                            Total assets                                        $  280,472,791           $ 285,362,855
                                                                                 =============           =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY



      Current liabilities
         Loans payable                                                          $     8,876,316             $ 8,287,461
         Accounts payable and accrued expenses                                       11,169,254              13,513,369
         Capitalized lease obligations                                                1,437,852               1,355,255
                                                                                   ------------             -----------

                Total current liabilities                                            21,483,422              23,156,085

      Senior notes payable                                                          159,194,067             153,971,508
      Convertible notes payable                                                      79,597,033              76,985,754
      Other notes payable                                                             3,436,314               3,416,288
      Capitalized lease obligations                                                   5,809,745               6,081,299
                                                                                   ------------            ------------

                Total liabilities                                                   269,520,581             263,610,934
                                                                                   ------------            ------------

      Commitments and contingencies

      Stockholders' equity:
          Preferred stock                                                               688,900                 688,900
         Common stock, $.01 par value;  authorized 75,000,000
          shares, issued 29,740,306 and outstanding 27,233,543                          297,404                 297,079
         Additional paid-in capital                                                 103,989,159             103,836,510
         Accumulated deficit                                                        (52,009,885)            (41,311,075)
                                                                                  -------------            ------------

                                                                                     52,965,578              63,511,414
         Less: Treasury stock                                                       (39,677,743)            (39,677,743)
                  Deferred compensation                                                (996,875)             (1,100,000)
                  Unrealized loss on long term investments                           (1,338,750)               (981,750)
                                                                                  --------------           -------------

                Total stockholders' equity                                           10,952,210              21,751,921
                                                                                  --------------           ------------

                Total liabilities and stockholders' equity                      $   280,472,791           $ 285,362,855
                                                                                 ==============           =============



                    See notes to Condensed Consolidated Financial Statements

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               For the three months ended
                                                                        March 31,
                                                               --------------------------
                                                         1996                             1995
                                                         ----                             ----

Sales                                          $      14,509,042                 $     6,157,949

Cost of sales                                          8,573,271                       4,598,541
                                               ------------------                ----------------
            Gross profit                               5,935,771                       1,559,408

Selling, general and
            administrative expenses                   10,191,903                         3,769,658
Depreciation and amortization                            361,510                            58,994
                                               ------------------                ------------------
Operating loss                                        (4,617,642)                       (2,269,244)

Other  expense
            Interest expense, net                      5,757,891                            58,892
            Amortization of                              194,594                            62,734
            intangibles
            Equity in loss of AGT                              -                           536,595
                                               ------------------                ------------------
Net loss before income taxes                         (10,570,127)                       (2,927,465)

Income taxes                                             128,683                                -
                                               ------------------                ------------------
Net loss                                       $     (10,698,810)                $      (2,927,465)
                                               ==================                ==================
Net loss per share                             $           (0.39)                $           (0.15)
                                               ==================                ==================
Weighted average shares outstanding                   27,214,281                        19,934,710
                                               ==================                ==================


            See Notes to Condensed Consolidated Financial Statements

                   WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                       FLOWS
                                   (unaudited)


                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                 ---------------------------------

                                                                                                        1996                 1995


        Cash flows from operating activities
             Net loss                                                               $           (10,698,810)    $      (2,927,465)
             Adjustments to reconcile net loss to net cash
                used in operating activities:
                  Depreciation and amortization                                                      846,205              131,271
                  Amortization of licenses and intangibles                                           192,413               62,985
                  Provision for doubtful accounts                                                    380,758              204,384
                  Equity in unconsolidated results of AGT                                              -                  520,560
                  Non cash interest expense                                                        7,853,864                -
                  Other                                                                                -                   32,952
                  (Increase) decrease in operating assets:
                       Accounts receivable                                                       (1,443,271)            1,542,678
                       Inventories                                                                 (503,525)           (1,116,507)
                       Prepaid expenses and other current assets                                     749,256              306,392
                       Other assets                                                                (116,667)                4,552
                  (Decrease) increase in accounts payable
                      and accrued expenses                                                       (2,146,939)              396,591
                                                                                                 ----------            ----------
       Net cash used in operating activities                                                    (4,886,716)             (841,607)
                                                                                                 -----------           ----------

        Cash flows from investing activities:
             Decrease in short term investments - Net                                             46,222,142                -
             Investments in and advances to AGT                                                        -               (2,213,961)
             Collections of notes receivable                                                          34,331              180,000
             Increase in notes receivable                                                          (749,936)             (806,158)
             Purchase of property and equipment, net                                             (2,576,983)             (541,325)
             License acquisition costs                                                             (118,729)                -
             Other                                                                                    -                   294,736
                                                                                                 -----------          -----------
        Net cash provided by (used in) investing activities                                       42,810,825           (3,086,708)
                                                                                                 -----------          ------------
        6





        Cash flows from financing activities:
             Proceeds from (repayment of) loans payable - net                                        588,855           (1,549,673)
             Debt financing costs                                                                  (303,744)                 -
             Net proceeds from equity transactions                                                   124,072            2,533,832
             Payment of capital lease obligations                                                  (308,572)              (60,779)
                                                                                                  ----------           ----------

        Net cash (used in) provided by financing activities                                          100,611              923,380
                                                                                                  ----------           ----------

        Net increase in cash and cash equivalents                                                 38,024,720           (3,004,935)
        Cash and cash equivalents at beginning of period                                         138,105,824            5,287,188
                                                                                                 -----------           ----------

        Cash and cash equivalents at end of period                                               176,130,544            2,282,253
        Short term investments at end of period                                                   27,372,707                -
                                                                                                 -----------           ----------
        Cash, cash equivalents and short term
             investments at end of period                                           $            203,503,251    $       2,282,253
                                                                                                 ===========            =========

            See Notes to Condensed Consolidated Financial Statements

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1996
                                   (unaudited)


1.  Basis of Presentation

WinStar Communications, Inc. ("WinStar") is a company primarily involved in the provision of local and long distance telecommunications services in the United States. WinStar operates its three business segments, telecommunications, information services and consumer products, through the following wholly-owned subsidiaries:

     WinStar Wireless, Inc. ("Wireless") is a competitive access provider which provides its Wireless FiberSM "last mile" telecommunications service to long distance carriers, competitive access providers, mobile communications companies, local telephone companies, cable television operators, Internet access providers, and other customers with broadband local telecommunications needs.

     WinStar Telecommunications, Inc. ("WinStar Telecom") provides competitive local telephone service as an alternative to the incumbent local telephone company, and also plans to bundle local, long distance, and other telecommunications and information services.

     WinStar  Gateway  Network,   Inc.  ("Gateway")  provides  long  distance
     telephone service to business and residential customers throughout the United States.

     WinStar New Media Company, Inc. (including its affiliate, Non-Fiction Films, Inc.) ("New Media") produces, acquires rights to, and distributes, information services and entertainment content as a complement to the above named entities' telecommunications activities.

     WinStar Global Products Inc. ("Global Products") is a merchandising subsidiary which distributes consumer products through more than 25,000 retail outlets.

The condensed consolidated financial statements presented herein include the accounts of WinStar and its subsidiaries, Wireless, WinStar Telecom, Gateway,
New Media and Global Products (collectively, the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of March 31, 1996, the statements of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995.

- ------------------------------------------
Wireless Fiber SM is a service mark of WinStar Communications, Inc.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1996
                                   (unaudited)


Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's transition report for the ten month fiscal period ended December 31, 1995.

The Company changed its fiscal year end from February 28 to December 31, effective January 1, 1996. Accordingly, the unaudited financial statements for the three months ended March 31, 1995 have been restated to reflect this change.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

1    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, short-term certificates of deposit, and commercial paper.

3.  Short Term Investments

Short Term Investments are widely diversified and principally consist of certificates of deposit and money market deposits, U.S. government or government agency securities, commercial paper rated "A-l/P-1" or higher, and municipal securities rated "A" or higher with an original maturity of greater than three and less than six months. Short Term Investments are considered held-to-maturity and are stated at amortized cost which approximates fair value.

1    Acquisition of Avant-Garde

Avant-Garde Telecommunications, Inc. ("AGT") was a privately held company which held 30 millimeter wave radio licenses granted by the Federal Communications Commission in September 1993. These licenses allow the licensee to deliver voice, data and video via the 38 GHz band in many of the largest metropolitan areas in the United States, as well as other markets.

Through July 17, 1995, the Company owned 49% of AGT and accounted for its investment in AGT under the equity method. For the period from January 1, 1995 to March 31, 1995, AGT had net losses of approximately $1,084,000. On July 17, 1995, pursuant to the terms of the merger agreement, the Company exchanged 1,275,000 shares of its common stock, valued at $5,100,000, for the 51% of AGT that it did not already own. AGT was then merged

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1996
                                   (unaudited)


into WinStar Wireless Fiber Corp. ("Wireless Fiber Corp."), a wholly-owned subsidiary of the Company.

The acquisition of AGT has been treated as a "purchase" for purposes of generally accepted accounting principles, with the purchase allocated based on fair value of the assets acquired and liabilities assumed, including approximately $12,600,000 allocated to the licenses acquired. The amount allocated to licenses is being amortized over 40 years in accordance with industry practice. The accounts of AGT have been consolidated into the Company's financial statements as of the date of the acquisition.

Unaudited pro-forma results of operations, which reflect the merger of AGT into the Company as if the merger occurred as of January 1, 1995 are as follows:

                                         For the three
                                         months ended
                                           March 31,
                                             1995

            Net sales                   $        6,161,027
            Net loss                            (3,488,205)
            Net loss per share          $            (0.16)


1    Subsequent Events

Acquisition of Locate

Pursuant to the purchase and sale agreement, dated as of April 1, 1996 (the "Locate Purchase Agreement"), by and among MobileMedia Corporation ("MobileMedia"), Local Area Telecommunications, Inc. ("Locate"), WinStar Locate, Inc. ("WinStar Locate"), a subsidiary of WinStar Wireless Fiber Corp. (a wholly-owned subsidiary of WinStar), and WinStar, WinStar Locate will acquire (the "Locate Asset Purchase") from Locate certain assets comprising its business as a competitive access provider of local digital microwave distribution services and facilities to large corporations and to interexchange and other common carriers (the "Business"). The purchase price for such assets will be $17,500,000, which will be paid in the form of a promissory note due six months after the closing of the Locate Asset Purchase and bearing interest at the annual rate of eight percent. WinStar may convert the note, in whole but not part, at its election, into that number of shares of Common Stock equal to (a) the principal amount and all accrued and unpaid interest on the note divided by
(b) the average of the closing prices of the Common Stock for the five days ending on the date on which WinStar gives written notice of its

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1996
                                   (unaudited)


decision to convert the note. Locate has no rights of conversion. WinStar has granted certain registration rights to Locate with respect to such shares of Common Stock in the event that WinStar elects such conversion.

Consummation of the Locate Asset Purchase is subject to certain closing conditions including (i) expiration or termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) consent of the Federal Communications Commission and certain state agencies to the transfer of control of, or the assignment of, certain licenses and other authorizations to conduct the Business. The transaction is expected to close as soon as practicable after satisfaction of all closing conditions set forth in the Locate Purchase Agreement.

In connection with the Locate Asset Purchase, WinStar, Wireless and Locate entered into a service agreement ("Services Agreement") for a term commencing in April 1996 and terminating upon the earlier to occur of (i) the closing of the Locate Asset Purchase or (ii) termination of the Locate Purchase Agreement. Pursuant to the Services Agreement, WinStar directly or through its subsidiaries, performs certain consulting and related services for Locate in connection with the Business. As full compensation for WinStar's performance of such services, Locate pays WinStar a fee of $125,000 per month during the term of the agreement, subject to certain adjustments (the "Monthly Fee").

Acquisition of 80% Equity Interest in Fox Lorber

On April 24, 1996, Non Fiction Films, Inc. ("NFF"), a wholly-owned subsidiary of WinStar, acquired ("Fox/Lorber Acquisition") 80% of the outstanding common stock ("GFL Common Stock") of GFL Communications, Inc. ("GFL"). GFL's sole asset is all of the common stock of Fox/Lorber Associates, Inc. ("Fox/Lorber"), an independent distributor of films, entertainment series and documentaries in the television and home video markets. Pursuant to the terms of the Agreement and Plan of Reorganization ("Agreement") by and among NFF, GFL and Richard Lorber, NFF acquired the 80% of GFL Common Stock for a purchase price consisting of (i) $150,000 in the common stock of WinStar ("WinStar Common Stock"), or 8,633 shares, based on a last sales price of a share of WinStar Common Stock of $17.375, and (b) $300,000 in cash contributed by NFF through GFL to the working capital of Fox/Lorber.

Pursuant to the terms of the Agreement, NFF also purchased from Gaga Communications, Inc. ("Gaga"), in a separate, simultaneous transaction ("Gaga Purchase"), all of the outstanding shares of Fox/Lorber's preferred stock, together with three promissory notes in the aggregate principal amount of $136,507 (including accrued and unpaid interest thereon) payable by Fox/Lorber to Gaga for an aggregate purchase price of $1,020,000 in WinStar Common Stock, or 58,800 shares based on a last sales price of a share of WinStar Common Stock of $17.375. NFF and Fox/Lorber canceled all such shares of preferred stock and notes after the closing.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1996
                                   (unaudited)



Acquisition of 65% Equity Interest in The Winning Line

In April 1994, New Media and The Winning Line, Inc. ("TWL"), among others, entered into an agreement ("TWL Agreement"), pursuant to which New Media had made certain loans to TWL. Pursuant to the terms of the TWL Agreement, as amended, on April 8, 1996, WinStar New Media converted $970,000 principal amount of such loans (plus interest accrued thereon) into a 65 percent equity interest in TWL.

TWL operates the SportsFan Radio Network ("SportsFan"). SportsFan is a multimedia sports programming and production company which provides live sports programming to more than 200 sports and talk format radio stations across the United States, up to 24 hours a day, including to affiliate stations in 90 of the top 100 United States markets.

Under the TWL Agreement, WinStar New Media has the right to require certain principals of TWL who own the remaining 35 percent equity interest in TWL to sell, and such principals have the right to require WinStar New Media to purchase, the remaining 35 percent equity interest based upon certain criteria.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company Overview

Perceiving emerging opportunities in an increasingly procompetitive telecommunications industry, the Company entered the telecommunications business in 1993 with its acquisition of Gateway, the Company's long distance telecommunications services subsidiary. Thereafter, the Company expanded into the local segment of the telecommunications industry with initial purchases in February and April 1994 of equity interests in AGT, a holder of numerous 38 GHz licenses, and subsequent acquisition of AGT by a subsidiary of the Company in July 1995. Historically, substantially all of the Company's telecommunications revenues have been generated by the long distance telecommunications services operations of Gateway. Wireless, the Company's local telecommunications services subsidiary, introduced its Wireless Fiber services in December 1994 and currently provides such services to a limited number of customers, generating nominal revenues to date. The Company anticipates, however, that the revenues generated by the operations of Wireless and WinStar Telecom will represent an increasingly larger percentage of the Company's consolidated revenue as the Company expands into the local telecommunications services market.

The Company believes that the ability to deliver information and entertainment content to consumers will play an increasingly important role in consumers' choice of telecommunications providers. Accordingly, the Company initiated operations of an information and entertainment services subsidiary, New Media, which includes Non-Fiction Films, in the fiscal year ended February 28, 1995. New Media acquires distribution and other rights to information and entertainment products from entities which can benefit from the Company's telecommunications, marketing and distribution networks and expertise and whose products may enhance the marketability of the Company's telecommunications services in the future.

The Company also continues to market consumer products nationwide through Global
Products,   a  subsidiary  acquired  prior  to  the  Company's  entry  into  the telecommunications industry.

The Company has expended significant capital and effort in assimilating and developing its telecommunications subsidiaries, completing several transactions critical to the future development of its telecommunications operations and building an operating and management infrastructure for its growing telecommunications business. A significant amount of capital has been used in connection with the development of the Company's wireless local telecommunications operations, including the hiring and development of an experienced management team, the purchase of transceivers and related equipment, the development and installation of network and operating systems and the commercial introduction of the Company's Wireless Fiber services, including the initiation of marketing and sales efforts.

The Company seeks to utilize its Wireless Fiber services to capture a portion of the local telecommunications market as well as to enhance the marketability of its long distance telecommunications services. Accordingly, the Company intends to make increasing capital expenditures in connection with the continuing growth of its Wireless Fiber services and the expansion of its wireless local telecommunications business. The Company also expects to make increasing capital expenditures with respect to the expansion and improvement of its long distance operations and the growth of its information and entertainment services operations. Proper management of the Company's growth, should such growth occur, will require the Company to maintain quality control over its services and expand the Company's internal management, technical and accounting systems at a pace consistent with the growth of the Company's business, all of which will require substantial capital expenditures. See "- Liquidity and Capital Resources".

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net sales for the three months ended March 31, 1996 increased by $8,351,000, or 136%, to $14,509,000 compared with net sales of $6,158,000 in the three months ended March 31, 1995. This increase was principally attributable to increased revenues generated by the Company's telecommunications segment, which had revenues of approximately $10.2 million during the three months ended March 31, 1996, compared with $2.2 million in the three months ended March 31, 1995. This increase arose principally from the Company's long distance telephone business.

On April 24, 1996, NFF acquired an 80% equity interest in Fox/Lorber, a television and home video distribution company with United States and international distribution capacity and a library of programming. The Fox/Lorber Acquisition furthers the Company's strategy of leveraging the Non-Fiction Film brand name in special interest and information content. In combination with growth in other parts of the Company's business, it is anticipated by management that the Fox/Lorber Acquisition will allow New Media to exceed $10 million in revenues in 1996, a three-fold increase over 1995, although there can be no assurance that this will be the case.

Gross profit as a percentage of net sales increased to 40.9% for the three months ended March 31, 1996, compared with 25.3% for the three months ended March 31, 1995. The increase was primarily attributable to increasing margins in the Company's telecommunications segment, which was positively impacted during the first quarter by lower cost of sales achieved through reduced carrier costs and volume rebates resulting from renegotiated contracts from service suppliers.

As a result of incentives created by recent regulatory and legislative changes, the Company has accelerated its plan to deliver local switched services on a national basis, utilizing the broadband capacity of Wireless Fiber services. The Company's WinStar Telecom unit has begun to build a direct sales force and has opened its first sales office in New York. It is in the process of expanding into other metropolitan areas with staff currently in place in Boston and Buffalo as well. Additionally, WinStar Telecom is in the process of ordering switching and other network equipment to be placed in key markets. Accordingly, the Company expects that its working capital, capital expenditure needs and selling, general and administrative expenses, will continue to increase as this expansion takes place, which will accelerate the Company's need for additional capital. See "Liquidity and Capital Resources".

Selling, general and administrative expenses increased by $6,422,000 to $10,192,000 or 70.2% of net sales, for the three months ended March 31, 1996, from $3,770,000, or 61.2% of net sales, for the comparable period of the prior year. The growth in personnel in the telecommunications segment, as described above, including initial costs associated with the business, along with selling costs associated with increased revenues in the long distance telephone business, accounted for approximately 86% of the increase. Corporate general and administrative expenses accounted for approximately 11% of the total increase, reflecting the expense of continued expansion of the executive, finance, information system and human resource functions. For the reasons noted above, the operating loss for the three months ended March 31, 1996 was $4,618,000, compared with $2,269,000 for the three months ended March 31, 1995.

Net interest expense for the three months ended March 31, 1996 was $5,758,000, compared with $59,000 for the three months ended March 31, 1995. The increase was primarily attributable to $7,834,000 in interest accreted to the Senior Notes and the Convertible Notes but not payable in cash during the current quarter, offset in part by interest income earned on invested cash.


During the three months ended March 31, 1995, the Company recorded an expense of $537,000 representing its equity interest in the losses of AGT. As a result of the merger of AGT into a subsidiary of the Company, the Company began to include all of AGT's revenues and expenses in its consolidated statement of operations effective July 17, 1995, and therefore this expense does not appear in the current quarter's statement of operations. In addition, the cost of the acquisition of AGT has been allocated primarily to licenses, and the amortization of this asset caused an increase in amortization expense from $63,000 for the three months ended March 31, 1995 to $195,000 for the three months ended March 31, 1996.

For the reasons noted above, the net loss for the three months ended March 31, 1996 was $10,699,000 compared with a net loss of $2,927,000 for the first quarter of 1995.

Liquidity and Capital Resources

The Company's balance sheet at March 31, 1996 reflects working capital of $209,014,000 with cash, cash equivalents and short term investments of
$203,503,000,  compared with  $214,903,000 and  $211,701,000,  respectively,  at
December 31, 1995. Cash and working capital was used during the quarter principally to finance the continued expansion of the Company's telecommunications operations.

The Company has historically funded capital expenditures, acquisitions, working capital requirements and operating losses from public and private offerings of securities and from credit facilities. The Company has made approximately $2.6 million of capital expenditures for the three months ended March 31, 1996. The Company believes it has an opportunity to significantly expand its telecommunications services business and that currently available capital will enable it to expand more quickly and effectively. However, the acceleration of the Company's plan to deliver local switched services on a national basis should increase the Company's capital needs as this expansion takes place.

The Company has incurred significant operating and net losses attributable in large part to the development of its telecommunications services and anticipates that such losses will increase as the Company attempts to accelerate its growth strategy. Management anticipates, based on current plans and assumptions relating to its operations, that its existing financial resources will be sufficient to fund the Company's growth and operations for the next 24 months. Management believes that the Company's capital needs will continue to be significant and the Company will continue to seek additional sources of capital. Further, in the event the Company's plan or assumptions change or prove to be inaccurate, or if the Company successfully consummates any acquisitions, or the Company is able to successfully accelerate its growth plan in the local switched services market, then the Company may seek additional sources of capital sooner than currently anticipated. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets, and other financing arrangements. There can be no assurance that the Company will be able to obtain financing if required, or, if such financing is available, that the Company will be able to obtain it on acceptable terms.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

10.67 Agreement and Plan of Reorganization by and among Non Fiction Films Inc., a wholly owned subsidiary of WinStar Communications,Inc. ("WinStar"), GFL Communications, Inc.("GFL"), Fox/Lorber Associates, Inc.("Fox/Lorber"), a wholly-owned subsidiary of GFL, and Richard Lorber

10.68 Security Agreement between Fox/Lorber and WinStar New Media Company,Inc., a wholly-owned subsidiary of WinStar

10.69 Purchase and Sale Agreement("Purchase and Sales Agreement") by and among WinStar, WinStar Locate, Inc., a wholly-owned subsidiary of WinStar Wireless Fiber Corp. (a wholly-owned subsidiary of WinStar), MobileMedia Corporation ("MobileMedia") and Local Area Telecommunications, Inc. ("Locate"), a wholly- owned subsidiary of MobileMedia

10.70 Service Agreement by and between WinStar Wireless, Inc., a wholly- owned subsidiary of WinStar and Locate

21.1   Schedule of Subsidiaries

27     Financial Data Schedule


B    Current Reports on Form 8-K - None

                                                    SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant

By:  /s/William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer, Director, and
   Chairman of the Board of Directors                  Dated:  May 14, 1996



By:  /s/Fredric E. von Stange
Fredric E. von Stange
Director, Executive Vice President, Chief
  Financial Officer (and principal accounting
  officer)                                             Dated:  May 14, 1996