Form 10-Q
period 1996-06-30
WINSTAR COMMUNICATIONS INC
filed 1996-08-14
CIK 868797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from ________________________ to _________________


                         Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                      13-3585278
      -----------------------------      --------------------------
       (State or other jurisdiction      (IRS Employer Identification No.)
        of incorporation or
        organization)


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



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


State the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996: 28,039,985

                                    FORM 10-Q

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.  Financial Information

         Item 1.  Financial Statements


                                                                                                             Page

                  Condensed Consolidated Balance Sheets - June 30, 1996
                  (unaudited) and December 31, 1995..................................................         3

                  Unaudited Condensed Consolidated Statements of Operations -
                  three and six months ended June 30, 1996 and 1995..................................         4

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                  six months ended June 30, 1996 and 1995............................................         5

                  Notes to Condensed Consolidated Financial Statements...............................         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................        12

PART II.  Other Information..........................................................................        19

         Item 1.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

Signatures...........................................................................................        21



                                   WinStar Communications, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets



                                                                              June 30,                December 31,
                                                                                1996                      1995
                                                                            (unaudited)
                               ASSETS



Current assets
  Cash and cash equivalents                                            $ 75,600,073                   $138,105,824
  Short term investments                                                115,460,429                     73,594,849
    Cash, cash equivalents and short term investments                   191,060,502                    211,700,673

  Investments in equity securities                                          937,500                      6,515,250
  Accounts receivable, net                                               14,905,197                      8,683,860
  Notes receivable                                                          214,318                      7,391,686
  Prepaid expenses and other current assets                               8,888,945                      3,568,448
       Total current assets                                             226,930,599                    238,059,552

  Property and equipment, net                                            25,788,184                     15,898,005
  Notes receivable                                                          385,106                      3,488,948
  Investments and advances                                                  399,729                        322,733
  Licenses, net                                                          12,519,169                     12,556,281
  Intangible assets, net                                                 10,061,579                      3,033,505
  Deferred financing costs                                               11,157,759                     10,525,301
  Other assets                                                            2,103,036                      1,478,530
                      Total assets                                     $289,345,161                   $285,362,855


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Loans payment                                                        $  8,758,076                  $   8,287,461
  Accounts payable and accrued expenses                                  23,738,727                     13,513,369
  Capitalized lease obligations                                           1,528,811                      1,355,255
       Total current liabilities                                         34,025,614                     23,156,085

  Senior notes payable                                                  164,715,601                    153,971,508
  Convertible notes payable                                              82,357,801                     76,985,754
  Other notes payable                                                     3,585,777                      3,416,288
  Capitalized lease obligations                                           5,450,617                      6,081,299
       Total liabilities                                                290,135,410                    263,610,934

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock                                                        688,900                        688,900
    Common stock, $.01 par value; authorized 75,000,000
      shares, issued 30,694,260 and 29,707,792, outstanding
      28,037,497 and 27,201,029                                            306,943                        297,079
    Additional paid-in capital                                         111,186,462                    103,836,510
    Accumulated deficit                                                (70,126,061)                   (41,311,075)
                                                                        42,056,244                     63,511,414
    Less:  Treasury stock                                              (42,733,993)                   (39,677,743)
       Deferred compensation                                                     -                     (1,100,000)
       Unrealized loss on long term investments                           (112,500)                      (981,750)

     Total stockholders' (deficit) equity                                 (790,249)                    21,751,921

     Total liabilities and stockholders' equity                       $289,345,161                   $285,362,855


                             See notes to Condensed Consolidated Financial Statements



                                   WinStar Communications, Inc. and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                    (unaudited)




                                                   For the three months ended                For the six months ended
                                                            June 30,                                 June 30,

                                                    1996                1995                 1996                1995



Net sales                                           $16,174,545        $  6,281,897        $  30,683,587         $ 12,439,846

Cost of sales                                         9,074,239           4,434,192           17,647,510            9,032,733

     Gross profit                                     7,100,306           1,847,705           13,036,077            3,407,113

Selling, general and administrative
  expenses                                           17,813,566           3,196,402           28,005,469            6,966,060
Depreciation and amortization                           473,455             102,317              834,965              161,311

Operating loss                                     (11,186,715)         (1,451,014)         (15,804,357)          (3,720,258)

Other expense (income)
     Interest expense                                 9,200,157             245,929           18,014,704              429,928
     Interest income                                (2,600,874)           (169,004)          (5,657,530)            (294,111)
     Amortization of intangibles                        271,974              86,171              466,568              148,905
     Equity in loss of AGT                              -                   567,157              -                  1,103,752

Net loss before income taxes                       (18,057,972)         (2,181,267)         (28,628,099)          (5,108,732)

Income taxes                                             58,204            -                     186,887             -

Net loss                                          $(18,116,176)        $(2,181,267)        $(28,814,986)         $(5,108,732)

Net loss per share                              $        (0.65)       $      (0.11)      $        (1.05)       $       (0.25)

Weighted average shares outstanding                  27,720,202          20,594,278           27,468,186           20,183,505



                             See Notes to  Condensed Consolidated Financial Statements



                               WinStar Communications, Inc. and Subsidiaries
                              Condensed Consolidated Statements of Cash Flows
                                                (unaudited)




                                                                                     For the six months ended
                                                                                              June 30,
                                                                                    1996                       1995



Cash flows from operating activities, net of the effect of
  acquisitions
  Net loss                                                                    $  (28,814,986)              $ (5,108,732)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                   2,658,760                    319,177
    Amortization of licenses and intangibles                                          459,338                    149,154
    Provision for doubtful accounts                                                   803,590                    354,898
    Equity in unconsolidated results of AGT                                              -                     1,087,779
    Non cash interest expense                                                      16,156,192                        -
    Other                                                                                -                        46,360
    (Increase) decrease in operating assets:
       Accounts receivable                                                        (2,710,591)                  1,500,572
       Inventories                                                                (2,355,709)                (1,438,127)
       Prepaid expense and other current assets                                   (6,304,797)                     29,124
       Other assets                                                                 (574,377)                   (77,061)
     Increase (decrease) in accounts payable and accrued
       expenses                                                                     1,760,656                  (439,416)

Net cash used in operating activities                                            (18,921,924)                (3,576,272)

Cash flows from investing activities:
  Increase in short term investments, net                                        (41,865,580)                  (764,089)
  Proceeds from sales of equity investments                                        6,447,000                        -
  Investments in and advances to AGT                                                     -                   (6,625,228)
  Collections of notes receivable                                                      93,774                   680,000
  Increase in notes receivable                                                      (748,498)                (1,216,255)
  Purchase of property and equipment, net                                        (10,405,329)                (1,022,689)
  License acquisition costs                                                         (228,283)                       -
  Cash acquired through acquisitions                                                   93,067                       -
  Other                                                                              -                           294,736

Net cash used in investing activities                                            (46,613,849)                (8,653,525)

Cash flows from financing activities:
  Repayment of loans payable, net                                                    (88,757)                  (713,058)
  Proceeds from notes payable                                                        -                        7,505,800
  Debt financing costs                                                              (392,646)                       -
  Net proceeds from equity transactions                                             4,195,684                  8,374,772
  Payment of capital lease obligations                                              (684,259)                  (136,732)

Net cash provided by financing activities                                           3,030,022                 15,030,782

Net (decrease) increase in cash and cash equivalents                             (62,505,751)                  2,800,985
Cash and cash equivalents at beginning of period                                  138,105,824                  5,287,188

Cash and cash equivalents at end of period                                         75,600,073                  8,088,173
Short term investments at end of period                                           115,460,429                    771,681
Cash, cash equivalents and short term investments at end of period               $191,060,502               $  8,859,854

                         See Notes to Condensed Consolidated Financial Statements



                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 1996
                                   (unaudited)


1.  Basis of Presentation

The Company provides local and long distance telecommunications services in the United States. As a complement to its telecommunications operations, the Company produces and distributes information and entertainment content. The Company also maintains a consumer products company with distribution through national retailers in the United States and Canada.

The Company operates its businesses through its wholly-owned subsidiaries, which include: WinStar Wireless, Inc. ("WinStar Wireless"), WinStar Telecommunications, Inc. ("WinStar Telecom"), WinStar Gateway Network, Inc. ("WinStar Gateway"), WinStar New Media Company, Inc. and Non Fiction Films, Inc. (collectively, "WinStar New Media"), and WinStar Global Products, Inc. ("WinStar Global Products").

The condensed consolidated financial statements presented herein include the accounts of WinStar and its subsidiaries, WinStar Wireless, WinStar Telecom, WinStar Gateway, WinStar New Media, and WinStar Global Products (collectively, the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, and the statements of cash flows for the six months ended June 30, 1996 and 1995.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's transition report on Form 10-KSB for the ten month fiscal period ended December 31, 1995.

The Company changed its fiscal year end from February 28 to December 31, effective January 1, 1996. Accordingly, the unaudited financial statements for the three and six months ended June 30, 1995 have been restated to reflect this change.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

2.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, short-term certificates of deposit, and commercial paper.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 1996
                                   (unaudited)


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

4.  Acquisitions

    A)   Acquisition of Avant-Garde

         Avant-Garde Telecommunications, Inc. ("AGT") was a privately held company which held 30 millimeter wave radio licenses granted by the Federal Communications Commission in September 1993. Through July 17, 1995, the Company owned 49% of AGT and accounted for its investment in AGT under the equity method. For the three and six months ended June 30, 1995, AGT had net losses of approximately $1,084,000 and $1,799,000, respectively. On July 17, 1995, pursuant to the terms of the merger agreement, the Company exchanged 1,275,000 shares of its common stock, valued at $5,100,000, for the 51% of AGT that it did not already own. AGT was then merged into a wholly-owned subsidiary of the Company.

         The acquisition of AGT has been treated as a "purchase" for purposes of generally accepted accounting principles, with the purchase price allocated based on fair value of the assets acquired and liabilities assumed, including approximately $12,600,000 allocated to the licenses acquired. The amount allocated to licenses is being amortized over 40 years in accordance with industry practice. The accounts of AGT have been consolidated into the Company's financial statements as of the date of the acquisition. Unaudited pro-forma results of operations, which reflect the previously completed merger of AGT into the Company as if the merger occurred as of January 1, 1995 are as follows:




                                                 For the three                         For the six
                                                  months ended                        months ended
                                                 June 30, 1995                        June 30, 1995
                                                 -------------                        -------------


          Net sales                   $            6,282,000         $                 12,443,000
          Net loss                                (2,329,000)                          (5,817,000)
          Net loss per share          $              (.11)           $                    (.27)



                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 1996
                                   (unaudited)


    B)   Agreement to Acquire Local Area Telecommunications, Inc.

         In April 1996, a subsidiary of the Company entered into an agreement to acquire certain assets of Local Area Telecommunications, Inc. ("Locate"), comprising its business as a competitive access provider of local digital microwave distribution services and facilities. The purchase price for such assets is $17,500,000, which will be paid in the form of a promissory note due six months after closing and bearing interest at the annual rate of eight percent. The Company may convert the note, in whole but not in part, at its election, into that number of shares of common stock of the Company ("Common Stock") equal to (a) the principal amount and all accrued and unpaid interest on the note divided by (b) the average of the closing prices of the Common Stock for the five days ending on the date on which the Company gives written notice of its decision to convert the note.

         Consummation of the purchase is subject to certain closing conditions including consent of the Federal Communications Commission and certain state agencies to the transfer of control of, or the assignment of certain licenses and other authorizations to conduct business. The purchase is expected to close as soon as practicable after satisfaction of all closing conditions set forth in the purchase agreement.

         In connection with the purchase, the Company and Locate entered into a service agreement for a term commencing in April 1996 whereby the Company performs certain consulting and related services for Locate. Locate pays the Company a fee of up to $125,000 per month during the term of the agreement, subject to certain adjustments.

    C) Acquisition of 80% Equity Interest in Fox/Lorber Associates, Inc., 65% Equity Interest in The Winning Line, Inc. and Agreement to Acquire Pinnacle Nine Communications, LLC

         In April 1996, Non Fiction Films, a wholly-owned subsidiary of the Company, acquired 80% of the outstanding common stock of Fox
         Lorber Associates, Inc. ("Fox/Lorber"), an independent distributor of films, entertainment series and documentaries in television and home
         video   markets.   The  purchase   price,   aggregating   approximately
         $1,470,000, consisted of cash, common stock of the Company, and promissory notes.

         In April 1996, WinStar New Media converted $970,000 principal amount of loans (plus accrued interest) outstanding to The Winning Line, Inc. ("TWL") into a 65% equity interest in TWL. TWL operates the SportsFan Radio Network ("SportsFan"). SportsFan is a multi-media sports programming and production company which

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 1996
                                   (unaudited)


         provides live sports programming to more than 200 sports and talk format radio stations across the United States.

         The acquisitions have been treated as purchases for generally accepted accounting principles, with the purchase allocated based on the fair market value acquired and liabilities assumed, including approximately $7.1 million allocated to goodwill, which is being amortized over 20 years. The accounts of the acquired entities have been consolidated into the Company's financial statements as of the dates of acquisitions. Pro forma financial information for these acquisitions is not presented herein since they are not material to the Company's financial statements.

         In June 1996, the Company entered into an agreement to acquire the outstanding equity interests of Pinnacle Nine Communications, LLC, which is the holder of three 38 GHz licenses providing for 100 MHz of bandwidth in each of Baltimore, Dallas and Philadelphia. The acquisition is subject to obtaining applicable regulatory approvals and is expected to be consummated once the required regulatory appovals have been received.

    D)   Agreement to Acquire Milliwave Limited Partnership

         In June 1996, a subsidiary of the Company entered into certain agreements with Milliwave Limited Partnership ("Milliwave") whereby the Company would acquire Milliwave for a purchase price of $40 million in cash and 3.4 million shares of the Company's common stock (which had an aggregate market value of $85 million based on a $25 per share market price at the time the agreements were executed). The number of shares to be issued in connection with the acquisition is subject to upward or downward adjustment depending on the market price of the Company's common stock at the time the transaction is closed subject to certain limitations. The acquisition is subject to certain regulatory approvals, and is expected to be consummated in 1997. The agreements provide for the Company to assist in managing and developing the licenses, under Milliwave's control, during an interim period prior to the planned acquisition of Milliwave by the Company.

    E)   Litigation

         On August 5, 1996, the Delaware Chancery Court approved the final settlement of several related actions brought by various stockholders of the Company against the Company, its directors and certain other persons, thereby terminating these actions. Although the Company believed that the allegations were completely without merit, in order to halt the expense, inconvenience and distraction of continued litigation, the Company entered into the court approved settlement agreement pursuant to which the Company agreed to amend its bylaws to formalize certain corporate governance issues and to pay legal fees and expenses of plaintiffs' counsel in the amount of $246,500, a portion of which is covered by the Company's insurance.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                     For the Six Months Ended June 30, 1996
                                   (unaudited)


         WinStar Gateway occasionally receives inquiries from state authorities with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business.

         In April, 1996, an action was commenced against WinStar Gateway by several named plaintiffs on behalf of themselves and other similarly situated Alabama residents alleging the unauthorized switching of long distance service and deceptive marketing practices conducted in that state.

         In June, 1996, the Company filed an action for declaratory judgment against a former officer of WinStar Gateway after the Company was notified by such former officer of his belief that he was entitled to the issuance of certain shares of common stock of the Company. In July 1996 the complaint was amended by the Company to include certain breach of contract claims arising out of the failure of such former officer to abide by the non-competition and similar provisions of his employment agreement.

         Refer to Item 1, Legal Proceedings of Part II, Other Information, for more information regarding each of these actions. The Company does not believe that the resolution of these matters individually or collectively will have a material adverse effect on the Company, its financial condition or its results of operations.

    F)   Stock Option Plans

         On June, 27, 1996, stockholders voted to approve an amendment to the Company's 1995 Performance Equity Plan to increase the number of shares available thereunder for stock option grants by 1,500,000 shares. Stockholders also voted to approve an amendment to the Company's 1992 Performance Equity Plan to increase the number of shares available thereunder for stock option grants by 500,000 shares.

    G)   Commitments

         As of June 30, 1996, the Company also has commitments during the next year to (i) purchase $23.5 million of telecommunications equipment,
         (ii) pay an aggregate of approximately $41 million upon consummation of the Milliwave and other acquisitions and (iii) pay $17.5 million in short-term notes or Common Stock upon consummation of the Locate acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for any historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties which are described in the Company's SEC reports, including the Form 10-KSB for the ten month transition period ended December 31, 1995 and the Form 10-Q for the period ended March 31, 1996.

Company Overview

The Company provides local and long distance telecommunications services in the United States. As a complement to its telecommunications operations, the Company produces and distributes information and entertainment content. The Company also maintains a consumer products company with distribution through national retailers in the United States and Canada.

The Company operates its businesses primarily through the following wholly-owned subsidiaries:

o WinStar Wireless is a competitive access provider ("CAP") that provides Wireless Fiber- based dedicated local access services on a wholesale basis to other carriers in many major metropolitan areas via the Company's digital wireless capacity in the 38 GHz portion of the radio spectrum. Wireless FiberSM services currently are marketed to long distance carriers, fiber-based CAPs, competitive local exchange carriers ("CLECs"), cellular and specialized mobile radio services, local exchange carriers ("LECs"), cable companies, internet service providers, and value added resellers and systems integrators.

o WinStar Telecom is a CLEC that is rolling out its local exchange services as a value-added, economical alternative to the LECs, particularly through the exploitation of the Company's Wireless Fiber capabilities, in substantially all of the 41 licensed areas covered by the Company's 38 GHz licenses. WinStar Telecom markets its services primarily through a direct sales force to small and medium-sized businesses.

o WinStar Gateway Network is a long distance telecommunications services reseller that provides service directly to residential customers and which supports WinStar Telecom's offering of bundled local and long distance service to businesses.

o WinStar New Media produces and distributes, domestically and abroad, information and entertainment content, principally nonfiction and international programming and nationally syndicated sports radio programming.


Wireless FiberSM is a service mark of WinStar Communications, Inc.

o WinStar Global Products, which was acquired by the Company prior to its entry into the telecommunications industry, designs, manufactures, markets and distributes personal care products, principally bath and hair care products, and sells primarily through large retailers, including mass merchandisers, discount stores, department stores and national and regional drug store chains.

Substantially all of the Company's revenues have historically been generated through its long distance telecommunications, information and entertainment, and consumer products business. However, beginning in December 1994, the Company positioned itself for entry into the local telecommunications market as a CAP through WinStar Wireless, which currently provides Wireless Fiber-based dedicated local access services to a limited number of customers, and which has generated nominal revenues to date.

The passage of the Telecommunications Act of 1996 resulted in opportunities that caused the Company to accelerate the development and expansion of its local telecommunications businesses. In April 1996, the Company (through WinStar Telecom) entered the local exchange services market as a CLEC. It currently provides such services on a resale basis in New York City.

In connection with its CLEC business, the Company intends to install its own switches and remote nodes and utilize its Wireless Fiber capacity, together with facilities leased or purchased from other carriers, to originate and terminate local switched telecommunications traffic in all 41 of its licensed areas.

In addition, the Company intends to accelerate the expansion of its Wireless Fiber-based CAP business as this business will be used to service a significant portion of the local access needs of the Company's CLEC business, including for backbone interconnections of hub, main switch and local node sites, and for the origination and termination of local traffic generated by the Company's local exchange customers.

The Company's entry into the local exchange services market, along with the continued development and expansion of the Company's local access business, will require significant amounts of capital expenditures for the construction of Wireless Fiber links and switch-based infrastructure on a city-by-city basis, for working capital and for funding of operating losses during the next several years. It is anticipated that the faster the Company rolls out its CLEC business, the greater its near term operating losses and capital expenditures will be.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net sales for the three months ended June 30, 1996 increased by $9,893,000, or 157%, to $16,175,000, from $6,282,000 for the three months ended June 30, 1995.
This increase was principally attributable to increased revenues generated by the Company's telecommunications businesses, which had revenues of approximately $10,400,000 during the three months ended June 30, 1996, compared with $2,300,000 for the three months ended June 30, 1995.

The increase in telecommunications revenue relates primarily to the Company's residential long distance telephone business, which is currently the Company's largest source of telecommunications revenue. During the quarter, however, the operations of the Company's new local communications businesses were advanced on many fronts, including the addition of personnel and customers, broader regulatory authorizations in several states, negotiation of interconnect agreements with incumbent local exchange carriers, and new relationships with equipment vendors. All of these accomplishments set the stage for future revenue growth from this part of the Company's business. Over time, this focus on the local communications market is expected to result in residential long distance revenues accounting for a lower percentage of the overall telecommunications revenues of the Company. Furthermore, the Company intends to expand the marketing of its long distance services to the business market through WinStar Telecom, as part of its integrated telecommunications services offering.

During the second quarter, the Company stopped accepting new customer orders for long distance services from certain independent marketing agents. These agents were responsible for generating a substantial portion of the Company's telecommunications revenues during the first six months of 1996, through certain marketing programs which the Company concluded were not consistent with its overall strategy. On May 10, 1996, the Company adopted a policy of mandatory independent verification of all written customer orders as a result of consumer and regulatory complaints from these programs. The Company is developing alternative long distance marketing programs designed to attract a broader base of customers, including the marketing and sales by its new CLEC sales force of these services to small and medium size commercial customers, and is continuing its efforts to increase its revenues through acquisitions. While the Company expects overall revenues to increase in the third and fourth quarters of 1996, to the extent that such new programs or acquisitions individually or in the aggregate are not successful in the near term, the Company is likely to experience a reduction in its residential long distance revenues during the same period.

The Company also recorded a $1,444,000 increase in its information services revenues to $2,652,000, from $1,208,000 for the three months ended June 30, 1995, principally resulting from the Fox/Lorber and TWL acquisitions which occurred during the second quarter. The two New Media acquisitions are consistent with the Company's low risk, low expenditure approach to the content business. The acquisitions cost approximately $2.5 million consisting of cash, stock and notes, and are expected to contribute approximately $7 million to revenues for the balance of the year.

Gross profit for the three months ended June 30, 1996 increased by $5,252,000, or 284%, to $7,100,000, from $1,848,000 for the three months ended June 30, 1995. Gross profit as a percentage of net sales increased to 43.9% for the three months ended June 30, 1996, from 29.4% for the three months ended June 30, 1995 and 40.9% for the first quarter of 1996. This increase was primarily attributable to improving margins in the Company's telecommunications business, which have been positively impacted by lower cost of sales for its long distance business achieved through reduced carrier costs resulting from renegotiated contracts with its long distance service carriers. The telecommunications segment gross profit margin increased to 47.9% for the current quarter, up from 23.7% for the second quarter of 1995 and 45.6% for the first quarter of

1996. The Company expects that gross profit margins of its long distance business for the third and fourth quarter of 1996 will be lower due to the Company's shift in long distance marketing strategy. Margin improvement was also recognized from the information services segment, where the gross profit margin for the three months ended June 30, 1996 was 41.5% compared with 31.4% for the second quarter of 1995 and 17.2% for the first quarter of 1996.

The Company expects gross profit to continue to increase as the Company's local communications business expands, however the gross profit margin is expected to continue to fluctuate during this development phase. For example, the gross profit margin of the Company's CLEC business will initially be lower, until its switches are installed and in operation, at which time margins are expected to increase. The Company's CAP business is expected to positively impact margins as revenues increase. Long distance margins are expected to be lower in the near term, due to the Company's shift in its long distance marketing strategy. While these decreased long distance margins may have a greater effect on the overall gross profit margin in the near term, this is expected to have a lesser effect on overall gross profit margin in time as revenues from the other business segments accelerate. The Company's information services and consumer product segments' gross profit margins fluctuate from quarter to quarter based on seasonality and product mix.

Selling, general and administrative expenses increased by $14,616,000 to $17,812,000, or 110% of net sales, for the three months ended June 30, 1996 from $3,196,000, or 51% of net sales, for the comparable period of the prior year. Compared with the first quarter ended March 31, 1996, selling, general and administrative expenses increased by $7,620,000, from $10,192,000, or 70% of net sales. The telecommunications segment accounted for 65% of such increase. Significant factors were the increase in sales, marketing, network and software engineering and related technical and support personnel resulting from the accelerated rollout of the Company's CLEC operations and growth in personnel at WinStar Wireless. These expenses will continue to grow as a percentage of net sales in the near term as the Company continues to emphasize the development of its local communications business. The effect of the Fox/Lorber and TWL acquisitions during the quarter resulted in expense increases in the information services segment, which generated 9% of the increase for the quarter. Corporate, general and administrative expenses accounted for 24% of the total increase, reflecting the expense of continued expansion of the Company's executive, finance, information and human resource personnel and systems. For the reasons noted above, the operating loss for the three months ended June 30, 1996 was $11,187,000, compared with $1,451,000 for the three months ended June 30, 1995.

Interest expense for the three months ended June 30, 1996 was $9,200,000, compared with $246,000 for the three months ended June 30, 1995. The increase was primarily attributable to $8,282,000 in interest accreted on the Company's senior and convertible notes payable issued in the Company's October 1995 debt placement, which is not payable in cash until after 1999. Interest income for the three months ended June 30, 1996 increased by $2,432,000, to $2,601,000, from $169,000 for the three months ended June 30, 1995. The increase is attributable to earnings on the proceeds of the 1995 debt placement, which raised net proceeds of $214,000,000.

Other  expense  consists of  amortization  of  intangibles  and equity in income
(loss) of unconsolidated subsidiaries. Other expense, net for the three months ended June 30, 1996 decreased by $381,000, to $272,000, from $653,000 for the three months ended June 30, 1995. During the three months ended June 30, 1995, the Company recorded an expense of $567,000 representing its equity interest in the losses of Avant-Garde. As a result of the merger of Avant- Garde into a subsidiary of the Company, the Company began to include all of Avant-Garde's revenues and expenses in its consolidated statements of operations effective July 17, 1995, and therefore this expense does not appear in the statement of operations for the quarter ended June 30, 1996. In addition, the cost of acquisition of Avant-Garde has been allocated primarily to licenses, and the amortization of this asset caused an increase in the amortization expense from $86,000 for the three months ended June 30, 1995, to $272,000 for the three months ended June 30, 1996.

For the reasons noted above, the net loss for the three months ended June 30, 1996 was $18,116,000, compared with a net loss of $2,181,000 for the second quarter of 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net sales for the six months ended June 30, 1996 increased by $18,244,000, or 147%, to $30,684,000, from $12,440,000 for the six months ended June 30, 1995.
This increase was principally attributable to increased revenues generated by the Company's telecommunications businesses, which had revenues of approximately $20,573,000 during the six months ended June 30, 1996, compared with $4,553,000 for the six months ended June 30, 1995. The increase in telecommunications revenue relates primarily to the Company's long distance telephone business. The Company also recorded a $1,370,000 increase in its information services revenues to $3,423,000, from $2,052,000 for the six months ended June 30, 1995, principally resulting from the Fox/Lorber and TWL acquisitions which occurred during the second quarter.

Gross profit for the six months ended June 30, 1996 increased by $9,629,000, or 283%, to $13,036,000, from $3,407,000 for the six months ended June 30, 1995.
Gross profit as a percentage of net sales increased to 42.5% for the six months ended June 30, 1996, from 27.4% for the six months ended June 30, 1995. This increase was primarily attributable to improving margins in the Company's telecommunications businesses, which have been positively impacted by lower cost of sales for its long distance business achieved through reduced carrier costs and volume rebates resulting from renegotiated contracts with its long distance service carriers. The telecommunications segment gross profit margin increased to 46.7% for the six month period ended June 30, 1996, up from 21.4% for the first six months of 1995. Margin improvement was also recognized from the information services segment, with a gross profit margin for the six months ended June 30, 1996 of 36.0%, compared with 28.6% for the first six months of 1995.

Selling, general and administrative expenses increased by $21,039,000 to $28,005,000, or 91% of net sales, for the six months ended June 30, 1996 from $6,966,000, or 56% of net sales, for the comparable period of the prior year. The telecommunications segment accounted for 71% of such increase. Significant factors were the increase in sales, marketing, network and software engineering and related technical and support personnel resulting from the accelerated rollout of the Company's CLEC operations, along with selling costs associated with the increased revenues in the long distance telephone business. The effect of the Fox/Lorber and TWL acquisitions during the second quarter resulted in expense increases in the information services segment, which generated 6% of the increase for the six month period. Corporate, general and administrative expenses accounted for 20% of the total increase, reflecting the expense of continued expansion of the Company's executive, finance, information and human resource personnel and systems. For the reasons noted above, the operating loss for the six months ended June 30, 1996 was $15,804,000, compared with $3,720,000 for the six months ended June 30, 1995.

Interest expenses for the six months ended June 30, 1996 was $18,015,000, compared with $430,000 for the six months ended June 30, 1995. The increase was primarily attributable to $16,116,000 in interest accreted on the senior and convertible notes payable issued in the Company's October 1995 debt placement, which is not payable in cash until after 1999. Interest income for the six months ended June 30, 1996 increased by $5,364,000, to $5,658,000, from $294,000 for the six months ended June 30, 1995. The increase is attributable to earnings on the proceeds of the 1995 debt placement.

Other expense for the six months ended June 30, 1996 decreased by $786,000, to $467,000, from $1,253,000 for the six months ended June 30, 1995. During the six months ended June 30, 1995, the Company recorded an expense of $1,104,000 representing its equity interest in the losses of Avant-Garde. As a result of the merger of Avant-Garde, the Company began to include all of Avant-Garde's revenues and expenses in its consolidated statements of operations effective July 17, 1995, and therefore this expense does not appear in the statement of operations for the quarter ended June 30, 1996. In addition, the cost of acquisition of Avant-Garde has been allocated primarily to licenses, and the amortization of this asset caused an increase in the amortization expense from $149,000 for the six months ended June 30, 1995, to $467,000 for the six months ended June 30, 1996.

For the reasons noted above, the net loss for the six months ended June 30, 1996 was $28,815,000, compared with a net loss of $5,109,000 for the second quarter of 1995.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses due in large part to the development of its telecommunications services business, and anticipates that such losses will increase as the Company accelerates its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit facilities. Cash used to fund negative EBITDA during the three and six months ended June 30, 1996 and the ten months ended December 31, 1995 was $10.7 million, $15.0 million and $9.0 million, respectively. In October 1995, the Company raised net proceeds of approximately $214.5 million from the placement of debt securities (the "1995 Debt Placement") to fund the expansion of its CAP business. Interest expense on such debt does not require payments of cash for the first five years. At June 30, 1996 and December 31, 1995, working capital was $193 million and $215 million, respectively, including cash, cash equivalents and short term investments of $191 million and $212 million, respectively.

The passage of the Telecommunications Act has resulted in opportunities that have caused the Company to accelerate the development and expansion of its telecommunications businesses. To capitalize on these opportunities, the Company has undertaken a plan to expand and accelerate its capital expenditure program. Capital expenditures for the three and six months ended June 30, 1996, and the ten months ended December 31, 1995 were $7.8 million, $10.4 million and $8.7 million, respectively, and, prior to the enactment of the Telecommunications Act, the Company's planned capital expenditures for 1996 and 1997 were estimated at $36 million and $52 million, respectively. As a result of the acceleration of the development and expansion of the Company's telecommunications businesses, the Company now plans to significantly increase its capital expenditures.

A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business on a nationwide basis. The Company has begun to build a direct sales force, has opened sales offices in New York City and Boston, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering switching and other network equipment to be placed in key markets. Accordingly, the Company expects that its working capital, capital expenditure needs and selling, general and administrative expenses will continue to increase as this expansion takes place, which will accelerate the Company's need for additional capital.

The Company has two working capital facilities and an equipment lease financing facility with a total of $14.4 million outstanding thereunder as of June 30, 1996. The terms of both working capital facilities expire in 1996. The Company is currently negotiating and expects to complete extensions of both working capital facilities.

As of June 30, 1996, the Company also has commitments during the next year (i) to purchase $23.5 million of telecommunications capital equipment, (ii) to pay an aggregate of approximately $41 million upon consummation of the Milliwave and other acquisitions, and (iii) to pay $17.5 million in short term notes or Common Stock upon consummation of the Locate acquisition.

The proceeds of the Company's 1995 Debt  Placement  will be used  principally to fund the capital expenditures and operating losses resulting from the accelerated development and expansion of the Company's telecommunications businesses. Management anticipates, based on current plans and assumptions relating to its operations, that the net proceeds from the 1995 Debt Placement, together with its current financial resources and equipment financing arrangements which the Company intends to seek, will be sufficient to fund the Company's growth and operations for approximately 18 to 24 months. Management believes that the Company's capital needs at the end of such period will continue to be significant and the Company will continue to seek additional sources of capital. The Company anticipates that it will be able to raise sufficient capital to implement its accelerated plan. Further, in the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company successfully consummates any acquisitions of businesses or assets (including additional 38 GHz licenses, by auction or otherwise), the Company may be required to seek additional sources of capital sooner than currently anticipated. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's development and expansion plan, which would have a material adverse effect on the Company's business and could adversely affect the Company's ability to service its debt and the value of its Common Stock.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1995, the Company's directors, certain other persons and the Company (as a nominal defendant) were named in one or more of four actions brought by various stockholders of the Company in the Court of Chancery of the State of Delaware in and for New Castle County, These actions subsequently were consolidated into a single lawsuit, which has been settled. The complaint alleged that certain transactions including (i) the payment of consideration to certain directors and others in connection with the Company's acquisition of WinStar Gateway and (ii) the payment of compensation (including the granting of options and the issuance of warrants) to certain directors and others involved self dealing, waste of corporate assets, or otherwise were unfair to the Company. Although the Company believed that the allegations were completely without merit, in order to halt the expense, inconvenience and distraction of continued litigation, the Company entered into a court approved settlement agreement pursuant to which the Company agreed to amend its bylaws to formalize certain corporate governance issues, and to pay legal fees and expenses of plaintiffs' counsel in the amount of $246,500, a portion of which is covered by the Company's insurance.

WinStar Gateway occasionally receives inquiries from state authorities with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. WinStar Gateway recently has experienced an increased level of consumer and regulatory complaints, a substantial majority of which arose from the activities of a limited number of independent marketing agents. On May 10, 1996, WinStar Gateway adopted a policy of mandatory independent verification for 100% of customer orders received from these agents' programs, and effective June 10, 1996, no longer accepts customer orders from these programs. WinStar Gateway also has initiated discussions with the FCC and a number of state regulatory authorities with respect to the resolution of any issues arising from the terminated programs. The Company does not believe that resolution of these issues will have a material adverse effect on the Company, its financial condition or its results of operations.

In April 1996, an action was commenced  against  WinStar  Gateway in the Circuit
Court of Jefferson County, Alabama, arising from long distance marketing programs previously conducted in that state. The plaintiffs, James Schaffer and Linda Kelly, on behalf of themselves and other Alabama residents similarly situated, allege that their long distance service was switched to WinStar Gateway and away from their previous providers without their consent and through misleading and deceptive marketing practices. The plaintiffs seek monetary relief, the exact amount of which cannot be determined. WinStar Gateway has removed the action to federal court in Alabama and also has moved to have the complaint dismissed. In the event the action is not disposed of by motion, the Company intends to resolve the action as expeditiously and economically as possible, which may include the diligent defense of the action or settlement. The Company believes that it has meritorious defenses to the allegations raised in the action. In the event WinStar Gateway is not successful in the defense of the action, or if WinStar Gateway elects to settle the action, the Company believes that any judgment against WinStar Gateway, or settlement entered into by it, will not have a material adverse effect on the Company, its financial condition or its results of operations.

In June 1996 the Company, as plaintiff, commenced an action for declaratory judgment against Nelson Thibodeaux, a former officer of WinStar Gateway, in the Federal District Court for the Southern District of New York seeking a declaration that the Company has no obligation to Mr. Thibodeaux under stock option agreements granted to him during his employment with WinStar Gateway. Further, because the Company believes that any and all claims that may be advanced by Mr. Thibodeaux with regard to his stock option agreements would be frivolous, the Company has notified Mr. Thibodeaux and his counsel of its intention to seek sanctions and such other remedies as may be available against Mr. Thibodeaux and his counsel in the event that Mr. Thibodeaux and his counsel seek to assert any defense to the Company's action. Additionally, the Company seeks monetary damages arising from an alleged breach by Mr. Thibodeaux of the non-competition and related provisions contained in his employment agreement with the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

On June 27, 1996, the Company held its annual meeting of stockholders, which included the election of directors and the approval of amendments to the Company's stock option plans. Stockholders voted to elect Bert W. Wasserman and Nathan Kantor to serve as Class II directors for a term of three years. 21,515,328 shares were voted for and 145,553 shares were withheld from Mr. Kantor's election and 21,514,228 shares were voted for and 146,653 shares were withheld from Mr. Wasserman's election. The stockholders also voted on the approval of an amendment to the Company's 1995 Performance Equity Plan ("1995 Plan") to increase the number of shares available thereunder for stock option grants by 1,500,000 shares. 12,904,717 shares were voted for the amendment to the 1995 Plan, 2,197,998 shares were voted against the amendment to the 1995 Plan and 74,414 shares abstained from voting on the amendment to the 1995 Plan. The stockholders also voted on the approval of an amendment to the Company's 1992 Performance Equity Plan ("1992 Plan") to increase the number of shares available thereunder for stock option grants by 500,000 shares. 13,207,227 shares were voted for the amendment to the 1992 Plan, 1,891,593 shares were voted against the amendment to the 1992 Plan and 75,009 shares abstained from voting on the amendment to the 1992 Plan.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3.6(a)       Amendments to Bylaws of the Company

10.79        Agreement  and Plan of Merger  between  Milliwave,  LP and  WinStar
             Wireless,    Inc.,   a    wholly-owned    subsidiary   of   WinStar
             Communications, Inc.

10.80        Service Agreement between WinStar Wireless, Inc. and Milliwave, LP

10.81 Transmission Path Lease Agreement between Milliwave, LP and WinStar Wireless, Inc.

27.1         Financial Data Schedule

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
         Registrant


By:  /s/William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer, Director, and
   Chairman of the Board of Directors                   Dated:  August 14, 1996



By:  /s/Fredric E. von Stange
Fredric E. von Stange
Director, Executive Vice President, Chief
  Financial Officer (and principal accounting
  officer)                                              Dated:  August 14, 1996