Form 10-Q
period 1996-09-30
WINSTAR COMMUNICATIONS INC
filed 1996-11-14
CIK 868797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________________ to ___________________


                         Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 13-3585278
------------------------------                 -------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                        230 Park Ave., New York, NY 10169
                    (Address of principal executive offices)


                                 (212) 687-7577
                         (Registrant's telephone number)
                             -----------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



State the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996: 28,324,025

                                    FORM 10-Q

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                                    PAGE

PART I.       Financial Information


    Item 1.    Financial Statements

               Condensed Consolidated Balance
                   Sheets - September 30, 1996 (unaudited) and
                December 31, 1995...............................................          3

                   Unaudited Condensed Consolidated Statements
                   of Operations - three and nine months ended
                September 30, 1996 and 1995.....................................          4

                   Unaudited Condensed Consolidated Statements
                   of Cash Flows - nine months ended
                   September 30, 1996 and 1995..................................          5

                   Notes to Condensed Consolidated
                   Financial Statements.........................................          6

Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................         11


PART II.    Other Information...................................................         18

                         Item 1.  Legal Proceedings
                         Item 6.  Exhibits and Reports on Form 8-K

Signatures    ...............................................................            19


                                   WinStar Communications, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets


                                                                           September 30,              December 31,
                                                                                1996                      1995
                                                                            (unaudited)
                               ASSETS
Current assets
  Cash and cash equivalents                                            $ 54,467,888             $138,105,824
  Short term investments                                                108,510,243               73,594,849
                                                                       ------------             -------------
    Cash, cash equivalents and short term investments                   162,978,131              211,700,673

  Investments in equity securities                                        1,068,800                6,515,250
  Accounts receivable, net                                               14,750,130                8,683,860
  Notes receivable                                                          218,818                  199,635
  Inventories                                                            12,450,043                7,391,686
  Prepaid expenses and other current assets                              15,242,599                3,568,448
                                                                       ------------             -------------
       Total current assets                                             206,708,521              238,059,552

  Property and equipment, net                                            44,162,410               15,898,005
  Notes receivable                                                          333,778                3,488,948
  Investments and advances                                                  399,729                  322,733
  Licenses, net                                                          12,885,294               12,556,281
  Intangible assets, net                                                 10,271,905                3,033,505
  Deferred financing costs                                               10,896,527               10,525,301
  Other assets                                                            2,499,988                1,478,530
                                                                       -------------            -------------
                   Total assets                                        $288,158,152             $285,362,855
                                                                       ============             ============


           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
  Loans payment                                                        $   1,839,404            $   8,287,461
  Accounts payable and accrued expenses                                   32,855,042               13,513,369
 Current portion of capitalized lease obligations                          1,803,591                1,355,255
                                                                       -------------            -------------
       Total current liabilities                                          36,498,037               23,156,085

  Senior notes payable                                                   170,356,225              153,971,508
  Convertible notes payable                                               85,178,112               76,985,754
  Other notes payable                                                     10,680,478                3,416,288
  Long-term portion of capitalized lease obligations                       5,980,970                6,081,299
                                                                       -------------            -------------
       Total liabilities                                                 308,693,822              263,610,934
                                                                       ------------             ------------

  Commitments and contingencies

  Stockholders' (deficit) equity
    Preferred stock                                                          --                       688,900
    Common stock, par value $.01; authorized 75,000,000
      shares, issued 28,290,525 and 29,707,792, outstanding
      28,290,525 and 27,201,029, respectively                                282,906                  297,079
    Additional paid in capital                                            70,501,060              103,836,510
    Accumulated deficit                                                  (91,338,436)             (41,311,075)
                                                                       -------------            ------------
                                                                         (20,554,470)              63,511,414
    Less:  Treasury stock                                                    --                   (39,677,743)
            Deferred compensation                                            --                    (1,100,000)
            Unrealized gain (loss) on long-term investments                    18,800                (981,750)
                                                                       --------------           -------------

     Total stockholders' (deficit) equity                                 (20,535,670)             21,751,921
                                                                       ---------------          ------------

     Total liabilities and stockholders' (deficit) equity              $  288,158,152           $ 285,362,855
                                                                       ============             ============


                             See notes to condensed consolidated financial statements



                                   WinStar Communications, Inc. and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                    (unaudited)



                                                   For the three months ended                For the nine months ended
                                                         September 30,                             September 30,

                                                    1996                1995                 1996                1995
                                                    ----                ----                 ----                ----

Net sales                                           $17,297,046         $ 8,185,150         $ 47,980,633         $ 20,624,996

Cost of sales                                        10,626,146           5,593,340           28,273,656           14,626,073
                                                    -----------       -------------       --------------        -------------

     Gross profit                                     6,670,900           2,591,810           19,706,977            5,998,923

Selling, general and administrative
  expenses                                           19,736,343           5,073,119           47,741,812           12,039,179
Depreciation and amortization                           919,575             220,993            1,754,540              382,304
                                                 --------------       -------------       --------------        -------------

Operating loss                                     (13,985,018)         (2,702,302)         (29,789,375)          (6,422,560)

Other expense (income)
     Interest expense                                 9,373,652             439,338           27,388,356              869,266
     Interest income                                (2,516,547)           (198,099)          (8,174,077)            (492,210)
     Amortization of intangibles                        295,625             221,181              762,193              370,086
     Equity in loss of AGT                             --                   120,557             --                  1,224,309
                                             ------------------       -------------     ----------------        -------------

Net loss before income taxes                       (21,137,748)         (3,285,279)         (49,765,847)          (8,394,011)

Income taxes                                             74,627           --                     261,514            --
                                                 --------------      --------------       --------------      --------

Net loss                                          $(21,212,375)        $(3,285,279)        $(50,027,361)         $(8,394,011)
                                                  ============         ===========         ============          ===========

Net loss per share                              $        (0.75)       $      (0.14)      $        (1.81)       $       (0.40)
                                                ==============        ============       ==============        =============

Weighted average shares outstanding                  28,133,129          23,042,007           27,691,452           21,222,182
                                                 ==============         ===========       ==============         ============





                             See notes to condensed consolidated financial statements



                                   WinStar Communications, Inc. and Subsidiaries
                                 Condensed Consolidated Statements of Cash Flows
                                                    (unaudited)



                                                                                  For the nine months ended
                                                                                        September 30,
                                                                               1996                       1995


Cash flows from operating activities
  Net loss                                                                    $  (50,027,361)              $ (8,394,011)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                   3,742,118                    560,872
    Amortization of licenses and intangibles                                          759,659                    370,338
    Provision for doubtful accounts                                                 1,066,748                    503,513
    Equity in unconsolidated results of AGT                                     --                             1,208,537
    Non cash interest expense                                                      24,630,478              --
    Other                                                                       --                                86,584
    Increase in operating assets:
       Accounts receivable                                                        (2,814,522)                  (779,402)
       Inventories                                                                (3,881,615)                (2,834,681)
       Prepaid expenses and other current assets                                 (12,658,451)                  (659,133)
       Other assets                                                                 (983,723)                   (91,841)
     Increase in accounts payable and accrued
       expenses                                                                    11,664,993                  2,949,556
                                                                                -------------               ------------

Net cash used in operating activities                                            (28,501,676)                (7,079,668)
                                                                               -------------               ------------

Cash flows from investing activities:
  Investments in and advances to AGT                                            --                           (7,285,542)
  Increase in short-term and other investments, net                              (28,468,394)                  (764,089)
  Collections of notes receivable                                                     140,602                  1,183,859
  Increase in notes receivable                                                      (763,498)                (1,641,553)
  Purchase of property and equipment, net                                        (29,718,743)                (4,590,765)
  License acquisition costs                                                         (731,682)                  (358,704)
  Cash acquired through acquisitions                                                   96,154                        319
  Other                                                                             --                           294,736
                                                                            -----------------             --------------

Net cash used in investing activities                                            (59,445,561)               (13,161,739)
                                                                               -------------              -------------

Cash flows from financing activities:
  Proceeds from notes payable                                                   --                             7,505,800
  Proceeds from loans payable, net                                                     73,921                  1,386,995
  Debt financing costs                                                              (969,842)              --
  Net proceeds from equity transactions                                             5,492,179                 11,514,257
  Proceeds from equipment lease financing                                             966,325                  5,343,000
  Payment of capital lease obligations                                             (1,253,282)                  (389,794)
                                                                               -------------              -------------

Net cash provided by financing activities                                           4,309,301                 25,360,258
                                                                               --------------                -----------

Net increase (decrease) in cash and cash equivalents                             (83,637,936)                  5,118,851
Cash and cash equivalents at beginning of period                                 138,105,824                   5,287,188
                                                                                -------------               ------------

Cash and cash equivalents at end of period                                         54,467,888                 10,406,039
Short-term investments at end of period                                           108,510,243                    783,611
                                                                                 ------------              -------------
Cash, cash equivalents and short term investments at end of period               $162,978,131               $ 11,189,650
                                                                                 ============               ============



                             See notes to condensed consolidated financial statements

                                                                5


                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996
                                   (unaudited)



1.  Basis of Presentation

WinStar Communications, Inc. is a national local communications company, serving business customers, long distance carriers, fiber-based competitive access providers, mobile communications companies, local telephone companies, and other customers with broadband local communications needs. The Company provides its Wireless Fiber services using its licenses in the 38 GHz spectrum. The Company also provides long distance services and various information services and entertainment content. In addition, the Company operates a non-strategic consumer products company with distribution through retailers in the United States and Canada.

The  Company   operates  its  businesses   through  a  variety  of  wholly-owned
subsidiaries. The condensed consolidated financial statements presented herein include the accounts of WinStar and its operating subsidiaries, WinStar Wireless, WinStar Telecom, WinStar Gateway, WinStar New Media, and WinStar Global Products (collectively, the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of September 30, 1996, the statements of operations of the Company for the three and nine months ended September 30, 1996 and 1995, and the statements of cash flows of the Company for the nine months ended September 30, 1996 and 1995.

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

The Company changed its fiscal year end from February 28 to December 31, effective January 1, 1996. Accordingly, the unaudited financial statements for the three and nine months ended September 30, 1995 have been restated to reflect this change.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

2.   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, short-term certificates of deposit, and commercial paper.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996
                                   (unaudited)




3.  Short Term Investments

Short term investments are widely diversified and principally consist of certificates of deposit and money market deposits, U.S. government or government agency securities, commercial paper rated "A-l/P-1" or higher, and municipal securities rated "A" or higher, in each case with an original maturity of greater than three and less than six months. Short term investments are considered held-to-maturity and are stated at amortized cost which approximates fair value.

4.   Acquisitions

      A)  Acquisition of Avant-Garde

         Avant-Garde Telecommunications, Inc. ("AGT") was a privately held company which held 30 millimeter wave radio licenses granted by the Federal Communications Commission in September 1993. Through July 17, 1995, the Company owned 49% of AGT and accounted for its investment in AGT under the equity method. For the period from July 1, 1995 to July 17, 1995, and the period from January 1, 1995 to July 17, 1995, AGT had net losses of approximately $161,000 and $1,960,000, respectively. On July 17, 1995, pursuant to the terms of a merger agreement, the Company exchanged 1,275,000 shares of its common stock, valued at $5,100,000 as of such date, for the 51% of AGT that it did not already own. AGT was then merged into a wholly-owned subsidiary of the Company.

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

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996
                                   (unaudited)




         Unaudited pro forma results of operations, which reflect the completed merger of AGT into the Company as if the merger occurred as of January
         1, 1995 are as follows:




                                              For the                       For the
                                            three months                  nine months
                                                ended                        ended
                                           September 30,                 September 30,
                                                1995                          1995
                                      ------------------------     -------------------------


        Net sales                 $          8,185,000         $          20,628,000
        Net loss                            (3,392,000)                   (9,209,000)

        Net loss per share        $            (0.14)          $             (0.42)


      B)  Acquisition of Local Area Telecommunications, Inc.

         In April 1996, a subsidiary of the Company entered into a purchase agreement to acquire certain assets of Local Area Telecommunications, Inc. ("Locate"), comprising its business as a competitive access provider of local digital microwave distribution services and facilities. Consummation of the purchase was subject to certain closing conditions including consent of the Federal Communications Commission and certain state agencies to the transfer of control of, or the assignment of, certain licenses and other authorizations to conduct business, which were obtained, and the transaction was completed in October 1996. The purchase price for such assets was $17,500,000, which was paid in the form of a promissory note due six months after closing and bearing interest at the annual rate of eight percent. The Company may convert the note, in whole but not in part, at its election, into that number of shares of common stock of the Company ("Common Stock") equal to (a) the principal amount and all accrued and unpaid interest on the note divided by (b) the average closing price of the Common Stock for the five days ending on the date on which the Company gives written notice of its decision to convert the note.

         In April 1996, the Company and Locate also entered into a service agreement whereby the Company performed certain consulting and related services for Locate. The Company earned fees from Locate under this agreement of $221,000 and $351,000 for the three and nine months ended September 30, 1996. This agreement was terminated at the closing of the acquisition described above.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996
                                   (unaudited)




      C)  Agreement to Acquire Milliwave Limited Partnership

         In June 1996, a subsidiary of the Company entered into certain agreements with Milliwave Limited Partnership ("Milliwave") whereby the Company would acquire Milliwave for a purchase price of $40 million in cash and 3.4 million shares of the Company's common stock (which had an aggregate market value of $85 million based on a $25 per share market price at the time the agreements were executed). The number of shares to be issued in connection with the acquisition is subject to upward or downward adjustment depending on the market price of the Company's common stock at the time the transaction is closed, subject to certain limitations. The acquisition is subject to certain regulatory approvals, and is expected to be consummated between now and the end of 1997. The agreements provide for the Company to assist in managing and developing licenses currently owned and controlled by Milliwave during an interim period prior to the consummation of the acquisition of Milliwave by the Company.

     D)  Other Acquisitions

         In April 1996, Non Fiction Films, Inc., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding common stock of Fox Lorber Associates, Inc. ("Fox/Lorber"), an independent distributor of films, entertainment series and documentaries in television and home video markets. The purchase price, aggregating approximately $1,470,000, consisted of cash, common stock of the Company, and promissory notes.

         In April 1996, WinStar New Media converted $970,000 principal amount of loans (plus accrued interest) outstanding to The Winning Line, Inc. ("TWL") into a 65% equity interest in TWL, which was increased to 80% in August 1996. TWL operates the SportsFan Radio Network ("SportsFan"). SportsFan is a multi-media sports programming and production company which provides live sports programming to more than 500 sports and talk format radio stations across the United States.

         The acquisitions have been treated as purchases for generally accepted accounting principles, with the purchases allocated based on the fair market value of the assets acquired and liabilities assumed, including approximately $7.1 million allocated to goodwill, which is being amortized over 20 years. The accounts of the acquired entities have been consolidated into the Company's financial statements as of the respective dates of acquisition. Pro forma financial information for these acquisitions is not presented herein since they are not material to the Company's financial statements.

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996
                                   (unaudited)




         In June 1996, a wholly-owned subsidiary of the Company entered into an agreement to acquire the outstanding equity interests of a company which is the holder of three 38 GHz licenses providing for 100 MHz of bandwidth in each of Baltimore, Dallas and Philadelphia. The acquisition is subject to obtaining applicable regulatory approvals and is expected to be consummated once the required regulatory approvals have been received.

     E)  Litigation

         WinStar Gateway occasionally receives inquiries from state authorities with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. In April 1996, an action was commenced against WinStar Gateway by several named plaintiffs on behalf of themselves and other similarly situated Alabama residents alleging the unauthorized switching of long distance service and deceptive marketing practices conducted in that state.

         The Company does not believe that the resolution of these matters individually or collectively will have a material adverse effect on the Company, its financial condition or its results of operations.

      F)  Commitments

         As of September 30, 1996, the Company has commitments during the next year (i) to purchase $26 million of telecommunications capital equipment, (ii) to pay approximately $41 million in cash (plus 3.4 million shares of its Common Stock) upon consummation of the Milliwave and other acquisitions, and (iii) to pay $17.5 million in cash or Common Stock upon maturity of the notes issued in connection with the Locate acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company Overview

The Company is the largest holder of 38 GHz licenses in the United States. It utilizes this special position to provide local and long distance telecommunications services in the United States. As a complement to its telecommunications operations, the Company produces and distributes information and entertainment content. The Company also operates a non-strategic consumer products company with distribution through national retailers in the United States and Canada.

The Company is quickly becoming an integrated provider of bundled telecommunications services to small and medium-sized business customers. In connection with this effort, the Company recently commenced the rollout of its local exchange services as a value-added, economical alternative to the local exchange carriers ("LECs"), particularly through the exploitation of the Company's Wireless Fiber capabilities, in the 41 major markets in which the Company has 4 or more channels under its 38 GHz licenses. The Company sells local, long distance, Internet access services and other services in these markets primarily through a direct sales force to small and medium-sized businesses. In addition, the Company is beginning to provide information and entertainment content to its customers, including an Internet delivered network of services targeted primarily to the Company's business telecommunications customers.

The Company also provides Wireless Fiber-based dedicated local access services to enable other carriers to expand their networks or meet end user demand via the Company's digital wireless capacity in the 38 GHz portion of the radio spectrum. Wireless Fiber services currently are marketed in most major metropolitan areas to incumbent local exchange carriers, long distance carriers, fiber-based competitive access providers, CLECs, cellular or specialized mobile radio services, cable companies, Internet service providers, value-added resellers and systems integrators.

The Company expects revenue to grow substantially over the next several years as it focuses on building market share and customer relationships. Historically, substantially all of the Company's revenues have been generated through sales of residential long distance telecommunications, information and entertainment content, and consumer products. This revenue mix is now shifting as a result of the above described activities towards the Company's primary target. The Company expects the shift in revenue mix to become more pronounced in the next few quarters as the Company's revenues from its CLEC activities and the sale of 38 GHz services to other carriers grow. In addition, revenues from the residential long distance business will continue to decline due to the Company's decision to withdraw from actively selling to that market segment.

Revenues from the Company's primary businesses have already started to grow as a result of increased carrier sales driven in part by capacity constraints caused by increasing data driven telecommunications usage and as a result of the early success of the Company's CLEC business.

During the three months ended September 30, 1996, the Company launched its CLEC offering in New York City. The Company has introduced its local telecommunications services in five additional markets in the last several months and currently plans to offer services in over 16 major markets by the end of 1997. The Company is installing its own switches and is utilizing its Wireless Fiber capacity, together with facilities leased or purchased from other carriers, to originate and terminate local switched telecommunications traffic in its major markets. The Company plans to provide such service in all 41 of its licensed areas over the next three years.

The Company has also accelerated the expansion of its Wireless Fiber-based wholesale business. This business will serve a significant portion of the local access needs of the Company's CLEC business, including backbone interconnections of hub, main switch and local node sites, and the origination and termination of local traffic for the Company's local exchange customers. The Company has signed master service agreements with a number of large industry customers, including recent agreements with Pacific Bell and ACSI, each of which have forecasted demand for several thousand T-1 and DS-3 circuits to be provided by WinStar.

In connection with the Company's rollout of its local communications services, the Company is continuing to acquire and develop its business information services. One of the Company's goals in this area is to make available an Internet delivered group of targeted services for the small to medium-sized business market. It is currently anticipated that this offering, which will be sold through the Company's direct sales force, will be structured as tiered channels of licensed and customized information, which will serve as a one stop, easy to use desktop information resource for its business customers.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales for the three months ended September 30, 1996 increased by $9,112,000, or 111%, to $17,297,000 from $8,185,000 for the three months ended September 30, 1995. This increase was attributable to increased revenues generated by the Company's telecommunications and information services segments. Telecommunications services revenues increased by $4,140,000 to $7,384,000. The Company's revenues from carrier sales at WinStar Wireless increased to $1,792,000, from $30,000 for the same quarter in 1995. WinStar Wireless derived a significant amount of revenue from the Company's systems integration business, with Milliwave being the largest customer in the third quarter. Revenues from the Company's pre-launch start-up direct sales efforts at WinStar Telecom were $84,000 for the quarter, but are expected to increase rapidly as the Company expands the rollout of its local telecommunications services in New York and its other major markets. At the end of the third quarter, the New York sales effort had already signed over 130 commercial customers, representing a backlog of orders which are expected to generate annualized revenues for WinStar of approximately $5 million.

Residential long distance revenues through WinStar Gateway Network increased by $2,295,000 to $5,509,000 for the three months ended September 30, 1996, compared with $3,214,000 for the three months ended September 30, 1995, but decreased by $4,563,000 from $10,072,000 for the three months ended June 30,1996. The Company is focusing on the sale of long distance services to small and medium-sized business customers as part of its CLEC rollout and is no longer actively marketing long distance services to residential customers. As a result, it is allowing its revenues from residential long distance service to decline through attrition, as it focuses on its core business.


Revenues from the information services segment through WinStar New Media increased by $3,318,000 to $4,056,000, due to the continued growth of this segment internally and through acquisitions.

During the three months ended  September  30, 1996,  operations of the Company's
CLEC business advanced on many fronts, including the addition of personnel, regulatory authorizations in several states, negotiation of interconnect and resale agreements with other local carriers, and new relationships with equipment vendors. The Company established sales and marketing offices in six cities. Its first switch was installed and is operating in New York City. Switches for four additional cities will be installed by the Company over the next several months. The Company also will begin an advertising campaign in New York City on November 17, 1996, targeting small and medium-sized businesses.

WinStar Wireless, the Company's carrier sales subsidiary, has seen a significant increase in demand, has recently signed master service agreements with Pacific Bell and ACSI, and is currently negotiating with other regional Bell operating companies and other potential carrier customers. In part, this increase in demand is the result of local network capacity constraint which is an indirect result of growing online and Internet usage. Pacific Bell and ACSI, for example, have each forecasted demand for several thousand T-1 and DS-3 circuits to be provided by WinStar Wireless.

Gross profit for the three months ended September 30, 1996 increased by $4,079,000, or 157%, to $6,671,000. Gross profit as a percentage of net sales increased to 38.6% compared with 31.7% for the three months ended September 30, 1995. This increase in profit margin was primarily attributable to improving margins in both the telecommunications and information services businesses.

     The Company expects gross profit to continue to increase as the Company's local telecommunications business expands, as it did this quarter (38.6%) as compared with last year (31.7%). However, fluctuations in gross profit margin are anticipated to continue during the rollout of the CLEC business. The gross profit margin of this business will initially be lower as the Company enters each city as a reseller. When the Company's local exchange switches are installed and in operation, such margins are expected to increase. The Company's carrier sales business is expected to have a positive impact on margins as revenues increase. Long distance margins are expected to be lower in the near term due to the Company's shift in its long distance marketing strategy. While these decreased long distance margins may have a greater effect on the Company's overall gross profit margin in the near term, (e.g. the telecommunications margin decrease from 47.9% in the second quarter to 43.2% in the third quarter is directly attributable to the Company's withdrawal from residential marketing efforts), the impact of the consumer long distance business on margins is expected to decrease as the Company begins providing more switched long distance service to a greater number of commercial customers and as revenues from other business segments increase. The gross profit margins at the Company's information services and consumer products segments fluctuate from quarter to quarter based on seasonality and product mix.

Selling, general and administrative expenses increased by $14,663,000 to $19,736,000, or 114% of net sales, for the three months ended September 30, 1996, from $5,073,000, or 62% of net sales, for the comparable period of the prior year. Compared with the three months ended June 30, 1996, selling, general and administrative expenses increased by $1,922,000, from $17,814,000, or 110% of net sales. Selling, general and administrative expense increases are and will continue to be related predominantly to growth in the Company's sales, marketing, network and software engineering and related technical and support personnel in connection with its accelerated rollout of its CLEC operations and growth in its other telecommunications businesses.

For the reasons noted above, the Company's EBITDA loss for the three months ended September 30, 1996 was $13,065,000 compared with $2,481,000 for the three months ended September 30, 1995 and the Company's operating loss was $13,985,000, compared with $2,702,000 for the three months ended September 30, 1995.

Interest expense for the three months ended September 30, 1996 was $9,374,000 compared with $439,000 for the three months ended September 30, 1995. The increase was primarily attributable to $8,461,000 in interest accreted on the Company's senior and convertible notes payable issued in the Company's October 1995 Debt Placement, which is not payable in cash until after 1999. Interest income for the three months ended September 30, 1996 increased by $2,319,000 to $2,517,000, from $198,000 for the three months ended September 30, 1995. The increase is attributable to short-term investment earnings on the proceeds of the 1995 Debt Placement, which raised net proceeds of approximately $214,000,000.

For the reasons noted above, the net loss for the three months ended September 30, 1996 was $21,212,000, compared with a net loss of $3,285,000 for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

The Company has experienced and expects to continue to experience rapid revenue growth for the next several years. Net sales for the nine months ended September 30, 1996 increased by $27,356,000, or 133%, to $47,981,000 from $20,625,000 for the nine months ended September 30, 1995. This increase was attributable to increased revenues generated by the Company's telecommunications and information services segments. Telecommunications services revenues increased by $20,161,000 to $27,958,000. The Company's revenues from WinStar Wireless increased to $2,131,000 from $90,000 for same period in 1995. WinStar Wireless derived a significant portion of its revenue from the Company's systems integration business, with Milliwave being the largest customer. Revenues at WinStar Telecom remain insignificant for the period ($103,000), but are expected to increase rapidly as the Company expands the provision of its local telecommunications services in New York and other cities.

Residential long distance revenues through WinStar Gateway Network increased by $18,017,000 to $25,724,000 for the nine months ended September 30, 1996. The Company is currently focusing on the sale of long distance services to small and medium-sized business customers through its CLEC sales force and is allowing its revenues from residential long distance services to decline through attrition, as it focuses on its core business.

Revenues from the information services segment through WinStar New Media increased by $4,689,000 to $7,479,000, due to continued growth of this segment internally and through acquisition.

Gross profit for the nine months ended September 30, 1996 increased by $13,708,000, or 228.0%, to $19,707,000. Gross profit as a percentage of net sales increased to 41.0% compared with 29.0% for the same period of 1995. This increase was primarily attributable to improving margins in the telecommunications and information services businesses. The gross profit margin in the telecommunications businesses increased from 25.6% in 1995 to 45.8% in 1996 for the reasons set forth earlier.

Selling, general and administrative expenses increased by $35,703,000 to $47,742,000, or 99% of net sales, for the nine months ended September 30, 1996, from $12,039,000, or 58% of net sales, for the comparable period of the prior year. Selling, general and administrative expense increases are and will continue to be generated predominantly from telecommunications segments as the Company continues to hire sales, marketing, network and software engineering, and related technical and support personnel in connection with accelerated rollout of its CLEC operations and growth in its other telecommunications businesses.

For the reasons noted above, the EBITDA loss for the nine months ended September 30, 1996 was $28,035,000 compared with $6,040,000 for the nine months ended September 30, 1995 and the operating loss was $29,789,000, compared with $6,423,000 for the nine months ended September 30, 1995.

Interest expense for the nine months ended September 30, 1996 was $27,388,000 compared with $869,000 for the same period in 1995. The increase was primarily attributable to $24,577,000 in interest accreted on the Company's senior and convertible notes payable issued in the October 1995 Debt Placement, which is not payable in cash until after 1999. Interest income for the nine months ended September 30, 1996 increased by $7,682,000 to $8,174,000, from $492,000 for the nine months ended September 30, 1995. The increase is attributable to short-term investment earnings on the proceeds of the 1995 Debt Placement, which raised net proceeds of $214,000,000.

For the reasons noted above, the net loss for the nine months ended September 30, 1996 was $50,027,000, compared with a net loss of $8,394,000 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue as the Company accelerates its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the nine months ended September 30, 1996 was $28.0 million. In October 1995, the Company raised net proceeds of approximately $214 million from the placement of debt securities (the "1995 Debt Placement") to fund the expansion of its wholesale telecommunications business. Cash payment of interest expense on such debt is not required to begin until October 2000. At September 30, 1996 and December 31, 1995, working capital was $170 million and $215 million, respectively, including cash, cash equivalents and short term investments of $163 million and $212 million, respectively.

The passage of the Telecommunications Act in February 1996 resulted in opportunities that motivated the Company to accelerate the development and expansion of its telecommunications businesses. To capitalize on these opportunities, the Company has expanded and accelerated its capital expenditure program. Capital expenditures for the three and nine months ended September 30, 1996, and the ten months ended December 31, 1995 were $19.3 million, $29.7 million and $8.7 million, respectively. Prior to enactment of the Telecommunications Act, the Company's planned capital expenditures for 1996 and 1997 were expected to be $36 million and $52 million, respectively. As a result of the acceleration of the development and expansion of the Company's telecommunications business, the Company's current plans are for capital expenditures of approximately $50 million and $200 million for 1996 and 1997, respectively, which are expected to be funded, in part, by equipment financing arrangements.

A significant portion of the Company's increased capital requirements will result from the roll- out of the Company's CLEC business on a nationwide basis. The Company is building a direct sales force, has opened sales offices in nine major cities, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets. Accordingly, the Company expects that its working capital requirements, capital expenditure needs, and selling, general and administrative expenses may continue to increase as this expansion takes place, and that such increases may require the Company to continue to seek additional capital.

The Company has two working capital facilities with a total of $8.3 million outstanding thereunder as of September 30, 1996, with terms expiring in 1998 and 1999.

As of September 30, 1996, the Company has commitments during the next year (i) to purchase $26 million of telecommunications capital equipment, (ii) to pay an aggregate of approximately $41 million in cash (plus 3.4 million shares of its Common Stock) upon consummation of the Milliwave and other acquisitions, and
(iii) to pay $17.5 million in cash or Common Stock upon maturity of the notes issued in connection with the Locate acquisition.

The proceeds of the Company's 1995 Debt Placement are being used principally to fund the capital expenditures and operating losses resulting from the accelerated development and expansion of the Company's telecommunications businesses. Management believes that the Company's capital needs will continue to be significant and the Company continues to actively seek additional sources of capital, which may include equity and debt financings, sales of nonstrategic assets and other financing arrangements. The Company anticipates that it will be able to obtain sufficient capital to implement its growth strategy, but there can be no assurance of this or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans, which could have a material adverse effect on the Company's business and could adversely affect the Company's ability to service its debt and the value of its Common Stock.

Forward Looking Statements

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", and "the Company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in the Company's Registration Statement on Form S-3 (No. 333-6073). The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.








Wireless Fiber is a service mark of WinStar Communications, Inc.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  - None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.79                Amended and Restated Credit and Security Agreement among WinStar Global Products,
                     Inc., IBJ Schroder Bank & Trust Company, as lender, and IBJ Schroder Bank
                     & Trust Company, as agent

10.80                Pledge Agreement by WinStar Global Products, Inc. in favor of IBJ Schroder
                     Bank & Trust Company, as agent

10.81                Subordination Agreement between WinStar Communications, Inc. and IBJ
                     Schroder Bank & Trust Company, as agent

10.82                Amended and Restated Guaranty between WinStar Communications, Inc. and
                     IBJ Schroder Bank & Trust Company, as agent

10.83                First Supplemental Indenture (Senior Notes) between WinStar Communications,
                     Inc. and United States Trust Company of New York, as trustee

10.84                First Supplemental Indenture (Convertible Notes) between WinStar
                     Communications, Inc. and United States Trust Company of New York, as
                     trustee

27.1                 Financial Data Schedule



(a)  Reports on Form 8-K

     None.

                                                    SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant

By:  /s/William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer, Director, and
   Chairman of the Board of Directors            Dated:  November 14, 1996



By:  /s/Fredric E. von Stange
Fredric E. von Stange
Director, Executive Vice President, Chief
  Financial Officer (and principal accounting
  officer)                                       Dated:  November 14, 1996