Form 10-K405
period 1996-12-31
WINSTAR COMMUNICATIONS INC
filed 1997-03-31
CIK 868797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10726
                            ------------------------

                          WINSTAR COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

      DELAWARE              13-3585278
      (State of          (I.R.S. Employer
   Incorporation)       Identification No.)

                                230 PARK AVENUE
                            NEW YORK, NEW YORK 10169
                                 (212) 687-7577
    (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No/ /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    /X/

    Registrant's revenues for its most recent fiscal year: $68,000,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 25, 1997, the aggregate market value of such stock was approximately $336.6 million.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 25, 1997, the number of shares of Common Stock outstanding was 32,766,706.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders scheduled to be held on June 30, 1997, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                            EXHIBIT INDEX -- Page 35

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

    WinStar Communications, Inc. (the "Company") provides a full range of telecommunications services, including local, long distance and Internet access services, as a competitive local exchange carrier ("CLEC"). By exploiting its fiber-quality digital capacity in the 38 GHz portion of the radio spectrum ("Wireless Fiber-TM-") and a switch-based infrastructure, the Company seeks to distinguish itself as a facilities-based, value-added provider of high-capacity telecommunications services to small and medium-sized businesses and an attractive alternative to established providers, such as the regional Bell operating companies ("RBOCs"). In October 1996, the Company began offering switch-based local exchange services to end users in New York City and is currently offering or introducing local exchange services on a resale basis in 11 additional major metropolitan areas. During the next several years, the Company intends to introduce its local exchange services in each of the other major metropolitan areas where it is licensed to provide 38 GHz services over four or more 100 MHz channels. Over time, the Company intends to carry a substantial majority of its local telecommunications services traffic over Wireless Fiber and its own switched networks, unlike most fiber-based CLECs, which typically do not carry the majority of their customer traffic over their own networks. The Company also offers a variety of facilities-based broadband, high-capacity local access and digital network services ("Carrier Services") to other telecommunications services providers on a wholesale basis. As of March 25, 1997, the Company had 40 carrier customers, including, among others, Ameritech Cellular Services, MCI Communications, Pacific Bell and Teleport Communications.

    The Company is the holder of the largest amount of 38 GHz spectrum in the United States and is utilizing this asset to build local telephone networks for the transmission of voice, data and video traffic in the major metropolitan areas covered by the Company's 38 GHz licenses (the "Wireless Licenses"). The Wireless Licenses, including the 88 licenses acquired by the Company in its January 1997 acquisition of Milliwave Limited Partnership (the "Milliwave Acquisition"), cover an aggregate of more than 100 cities with populations exceeding 100,000 each, and encompass an aggregate population of approximately 172 million. The Wireless Licenses allow the Company to provide Wireless Fiber services in 48 of the 50 most populated Metropolitan Statistical Areas ("MSAs") in the United States. The Company has agreed to acquire an aggregate of 47 additional 38 GHz licenses in a series of transactions, subject to approval by the Federal Communications Commission ("FCC"). Upon completion of these acquisitions, the Company's Wireless Licenses will enable the Company to provide services in the 50 most populated MSAs and will cover cities encompassing an aggregate population of 180 million. Many of the Company's Wireless Licenses allow for the provision of Wireless Fiber services over four or more channels in a single market. The Company believes that the utilization of multiple 38 GHz channels in a single licensed area provides it with advantages over 38 GHz service providers that possess fewer channels, by allowing it to build out city-wide networks of broadband capacity.

    The Company has four operating units conducting business primarily through the following wholly owned subsidiaries:

    - WinStar Telecommunications, Inc. ("WinStar Telecom") is a CLEC providing competitive local telephone service as an alternative to local telephone companies.

    - WinStar Wireless, Inc. ("WinStar Wireless") delivers the Company's Carrier Services to long distance carriers, other competitive access providers ("CAPs"), mobile communications companies, local telephone companies, cable television operators, Internet access providers, end users, and other customers with broadband local telecommunications needs.

    - WinStar New Media Company, Inc. ("New Media") acquires rights to, and distributes information services and entertainment content as a complement to the Company's telecommunications activities.

    - WinStar Global Products, Inc. ("Global Products") is a nonstrategic, merchandising subsidiary acquired prior to the Company's entry into the telecommunications industry , which distributes consumer products through more than 20,000 individual retail outlets.

    The Company was incorporated under the laws of the State of Delaware in September 1990 and its principal offices are located at 230 Park Avenue, New York, New York 10169. The Company's phone number is (212) 687-7577. Each of the Company's principal subsidiaries is incorporated under the laws of the State of Delaware.

TELECOMMUNICATIONS INDUSTRY OVERVIEW

    The telecommunications industry is being reshaped by the deregulation of telecommunications markets, growing demand for high-speed, high-capacity digital telecommunications services and rapid advances in wireless technologies, including 38 GHz-based technology. The long distance market has been opened to competition for more than a decade and current deregulation is now allowing new competitors to enter into the local telecommunications markets to compete with the incumbent local exchange carriers ("LECs") in all aspects of local telecommunications services and to offer integrated (I.E., bundled local, long distance and other) telecommunications services. The accelerating growth of local area networks ("LANs"), wide area networks ("WANs"), Internet services and video teleconferencing and the ongoing revolution in microprocessor power are significantly increasing the volume of broadband telecommunications traffic. The convergence of these factors is creating significant opportunities for competitive telecommunications services providers such as the Company.

    GENERAL

    The present structure of the telecommunications marketplace was shaped principally by the court-directed divestiture ("Divestiture") of the Bell System in 1984. In connection with the Divestiture, the United States was divided into 194 local access transportation areas ("LATAs") and the Bell System was separated into a long distance carrier, AT&T, to provide long distance services between LATAs, and seven RBOCs, including, for example, Bell Atlantic and NYNEX, to provide local telecommunications services.

    While the Divestiture facilitated competition in the long distance segment of the telecommunications market, each LEC initially continued to enjoy a monopoly in the provision of local telecommunications services in its respective geographic service area. The Telecommunications Act of 1996 (the "Telecommunications Act"), however, opens the local exchange services market to competition on a nationwide basis. The Telecommunications Act provides for the removal of legal barriers to competition in the local exchange market and will permit CLECs, such as the Company, to offer, in addition to long distance and other services, a full range of local exchange services, including local dial tone, custom calling features and intraLATA toll services, to both business and residential customers. It requires LECs to allow alternate carriers, such as the Company, to interconnect with their networks and establishes additional procompetitive obligations upon the incumbent LECs. These obligations include allowing unbundled access to the incumbent LECs' networks, resale of local exchange services, number portability, dialing parity, access to rights-of-way and mutual compensation for the termination of switched local traffic. In addition, the legislation codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains certain provisions that ultimately will eliminate the restrictions that currently prohibit the RBOCs from providing interLATA services.

    The full extent of the effects of the Telecommunications Act and certain of the FCC's rules thereunder (the "Interconnection Order") on the Company and other telecommunications companies is as yet unknown. The Telecommunications Act and the Interconnection Order contain many provisions that require enabling regulations, many of which have not yet been promulgated, are not yet final, or are still subject to reconsideration or appeal or both. However, the Company believes that both competition and opportunity in the telecommunications industry will be increased by the Telecommunications Act, as telecommunications providers seek to enter into newly-opened markets quickly. The Company believes that such opportunity is amplified by: (i) growing consumer interest, especially among business users, in alternatives to their existing carriers for improved customer service, and for more capacity in the form of broader digital bandwidth channels to customer premises, better pricing terms and route diversity; (ii) long distance carriers' desire to connect their long distance networks to local origination and termination points at rates lower than available from the incumbent LECs; (iii) a monopoly position and pricing structure in the local exchange services market which historically has provided little economic incentive for the incumbent LECs to upgrade their existing networks or to provide specialized services; (iv) technological advances in data and video services and products requiring greater transmission capacity and reliability; (v) the rapid growth of the Internet and the corresponding increase in demand for local access broadband circuits; and (vi) ongoing regulatory initiatives to allow other providers of local telecommunications services to interconnect their networks with those owned by the incumbent LECs.

    38 GHZ TECHNOLOGY

    An aggregate of fourteen 100 MHz channels in the 38 GHz portion of the radio spectrum are currently allocated by the FCC in each licensed area, with certain additional 100 MHz channels available for future licensing. Although FCC rules specify that 38 GHz be used for point-to-point transmissions, it has not mandated any particular commercial services for such frequency. Prior to 1993, the 38 GHz portion of the radio spectrum remained largely unassigned for commercial use in the United States due to, among other factors, the lack of available technology to efficiently utilize 38 GHz for commercial purposes. In the early 1990s, however, technology became available which allowed for the commercial provision of wireless telecommunications links between two fixed points. The 38 GHz portion of the radio spectrum was first used on a commercial basis in Europe by providers of personal communications services ("PCS") for the interconnection of their cell sites.

    By early 1994, technological advances combined with growing use in Europe led to increasing awareness of and interest in the potential uses of 38 GHz technology in the United States. After Avant-Garde Telecommunications, Inc. (which was acquired by the Company in July 1995 and was the original recipient of many of the Wireless Licenses) received its initial 30 multiple-channel 38 GHz licenses in September 1993 (each license providing for four channels for an aggregate of 400 MHz of bandwidth capacity), other entities, including several large telecommunications companies such as Pacific Telesis, GTE and MCI Communications, sought similar multiple-channel 38 GHz licenses for the provision of wireless local telecommunications services. However, in September 1994, the FCC began to follow new procedures with respect to the granting of 38 GHz licenses, including limiting bandwidth capacity to a single 100 MHz channel per licensee in a particular licensed geographic area and, in November 1995, established a freeze on the issuance of new licenses in this spectrum pending the outcome of a rulemaking proceeding. See "Government Regulation of Telecommunications Operations" elsewhere in this Item 1.

    Point-to-point wireless local telecommunications services can be offered in many portions of the radio spectrum. However, 38 GHz has characteristics well suited for the provision of local telecommunications services, including:

    RAPID DEPLOYMENT OF ALTERNATIVE LOCAL INFRASTRUCTURE. 38 GHz technology generally can be deployed considerably more rapidly than wireline (because of permit procedures and construction time required for wireline buildout) and many other wireless technologies (because of their infrastructure requirements and, in many instances, the need to follow FCC frequency coordination procedures in connection with wireless facilities).

    BROAD BANDWIDTH. The total amount of bandwidth for each 38 GHz channel is 100 MHz, which supports full broadband capability. For example, one 38 GHz DS-3 channel at 45 Mbps can transfer data at a rate which is over 1,500 times the rate of the fastest dial-up modem currently in general use (28.8 Kbps) and over 350 times the rate of the fastest ISDN line currently in general use (128 Kbps). Data transfer rates of a 38 GHz DS-3 channel even exceed the data transfer rates of cable modems (30 Mbps). The broadband capacity of 38 GHz provides improved speed and quality in transmissions, as compared to transmissions that are carried over a "last mile" consisting of copper wire. In addition to accommodating standard voice and data requirements, 45 Mbps data transmission rates allow end users to receive full motion video and 3-D graphics and to utilize highly interactive applications on the Internet and other networks.

    EASE OF INSTALLATION. The equipment used for point-to-point applications in 38 GHz (i.e., antennae, transceivers and digital interface units) is typically smaller, less obtrusive and less expensive, and uses less power than equipment used for similar applications at lower frequencies. These characteristics make it relatively easier to obtain the necessary rights ("Roof Rights") required to install 38 GHz transceivers on rooftops and towers and less costly to initiate 38 GHz-based services as compared to most other wireless services.

    EFFICIENT CHANNEL REUSE. Certain characteristics of 38 GHz, including the small amount of dispersion (I.E., scattering) of the radio beam as compared to the more dispersed radio beams produced at lower frequencies, allow for the reuse of bandwidth capacity in a licensed area. The ability to reuse capacity allows the 38 GHz license holder to densely deploy its 38 GHz services in a given geographic area, provide services to multiple customers over the same 38 GHz channel, and conserve bandwidth capacity, thereby enhancing the types of services that can be provided and increasing the number of customers to which such services can be provided. Due to the limited dispersion characteristics of 38 GHz, numerous T-1 circuits and/or DS-3 circuits can be placed in close proximity without interfering with each other. The Company believes that the use of multiple 100 MHz channels allows, and in many instances is required, for reuse where multiple DS-3 paths are being densely deployed in a given area. The Company currently utilizes one 100 MHz channel to provide either four T-1 circuits, eight T-1 circuits or one DS-3 circuit depending on the specific radio equipment utilized and its configuration. The specific equipment and capacity deployed are determined by the capacity needed on each link.

    38 GHz licenses have been granted by the FCC on a geographic basis and cover areas originally defined by the applicant, allowing the license holder to install and operate as many transmission links as can be engineered in the entire licensed area without obtaining further approval from the FCC. This is a significant difference from the licensing provisions applicable to most other comparable portions of the radio spectrum (I.E., those that are used for most other commercial point-to-point applications), many of which are licensed on a link-by-link basis following frequency coordination. Frequency coordination is often time consuming and problematic at frequencies lower than 38 GHz because such frequencies are widely used and signals at such frequencies are more dispersed. The exclusive right to use a particular channel or channels within a broad geographic area gives the licensee much greater control and flexibility over its network design. A 38 GHz licensee can save costs, ensure interference-free operations and increase quality and reliability by designing efficient 38 GHz networks in advance of their deployment.

TELECOMMUNICATIONS OPERATIONS

    The Company believes that in order to effectively compete with incumbent LECs and other telecommunications services providers in its target markets, it must develop a core group of assets, capabilities and resources. The Company has made substantial progress in acquiring and developing these core assets, which include:

    TRANSMISSION AND SWITCHING FACILITIES. In October 1996, the Company initiated local switched services in New York City, utilizing its first 5ESS switch, purchased from Lucent Technologies ("Lucent"), and facilities leased from NYNEX. During the next three years, the Company intends to install Lucent switches to serve most of its major markets. The Company has acquired the necessary Roof Rights to install its Wireless Fiber transmission facilities on approximately 900 buildings nationally and is acquiring Roof Rights to an additional 50 to 75 buildings per month. The Company also has developed monitoring and management systems that will ensure the efficient use of its networks and provide network reliability and transmission quality equivalent to that provided by fiber-optic networks. The Company recently completed construction of a network operating center ("NOC"), which is operating 24 hours a day, 7 days a week, and is currently building a national field service force.

    STATE AUTHORIZATIONS. The Company has obtained authorization to operate as a CLEC in 19 states and is in the process of seeking authorization to operate as a CLEC in a number of additional jurisdictions. The Company is authorized to provide its local access and other Carrier Services as a CAP in 31 states and has applications pending for such authorizations in a number of additional jurisdictions.

    SALES AND CUSTOMER SUPPORT ORGANIZATIONS. The Company is expending a significant amount of time and capital to build a dedicated, responsive sales and customer support organization in order to ensure that the people and systems necessary to achieve customer satisfaction keep pace with a growing customer base. The Company has a direct sales organization for its CLEC services, currently consisting of more than 240 people located in 12 major cities, and a Carrier Services sales group, currently consisting of more than 70 people.

    INFORMATION SYSTEMS. The Company is investing significant capital developing state-of-the-art information systems platforms directed toward the accurate and flexible handling of the billing and customer satisfaction requirements of a diverse customer base purchasing a variety of telecommunications services. The Company believes that its information systems allow it to provide customers with a level of service and responsiveness that many other telecommunications services providers do not offer and that such level of service will become a key factor in customers' choice of telecommunications services providers as the market matures.

    EXPERIENCED MANAGEMENT AND OPERATING PERSONNEL. The Company has assembled a management team and hired operating personnel experienced in all areas of telecommunications operations, including more than 200 former officers and employees of MCI Communications and more than 50 former officers and employees of Sprint Corporation, as well as officers and employees from other established telecommunications companies. The Company plans to hire additional experienced telecommunications marketing and operations personnel as appropriate.

    STRATEGY FOR TELECOMMUNICATIONS BUSINESS GROWTH

    The Company's objective is to become the full-service telecommunications provider of choice to small and medium-sized business customers and a provider of high-quality alternative and broadband facilities to its Carrier Services customers. Key elements of the Company's strategy are to:

    EXPAND NETWORK INFRASTRUCTURE. The Company is creating an infrastructure on a city-by-city basis using its Wireless Fiber capabilities, switches acquired by the Company from equipment vendors and facilities leased from other carriers to originate and terminate traffic. Pursuant to its building-centric network plan, the Company is identifying strategically located sites in each metropolitan area to serve as hubs for its network. These hub sites will be connected via Wireless Fiber links to end users. The Company believes that a limited number of hub sites (generally less than a dozen) in each metropolitan area will allow it to address more than 70% of its targeted customers' buildings and to carry the majority of its customers' traffic on its own network instead of the higher cost facilities of other carriers.

    EXPLOIT FIRST-TO-MARKET ADVANTAGES. The Company seeks to capitalize on the significant opportunities emerging in the industry as a result of the Telecommunications Act by exploiting a "first-to-market" advantage as one of the few holders of 38 GHz licenses with an established operating and management infrastructure. The Company believes that its early entrance into its markets provides it with advantages over many potential competitors by allowing it to: (i) establish a customer base prior to widespread competition from other CLECs; (ii) develop a proven, reliable network infrastructure using its own switching capacity ahead of many other CLECs; (iii) develop pioneering expertise in the utilization of 38 GHz for the delivery of telecommunications services and the design and management of 38 GHz-based networks; and (iv) acquire Roof Rights to place its 38 GHz antennae on a large number of buildings on favorable terms and in advance of other wireless service providers.

    FOCUS ON SMALL AND MEDIUM-SIZED BUSINESS CUSTOMERS. The Company believes there exists a substantial opportunity to attract a base of small and medium-sized business customers by providing superior customer service and sales support. The customer base initially targeted by the Company consists of businesses typically located in buildings that have more than 100,000 square feet of commercial space and which, in many instances, are not served by CLECs or CAPs. The Company estimates that there are more than 8,000 buildings in this target group, populated by approximately 9.7 million workers using more than 2.1 million phone lines. Over time, the Company intends to expand its target customer base to include the majority of small and medium-sized businesses in the metropolitan areas covered by the Wireless Licenses, which the Company estimates contain approximately 60% of all such businesses in the United States and represent a market opportunity in excess of $30 billion per year.

    MARKET WIRELESS FIBER TO OTHER CARRIERS. The Company markets its Carrier Services to other carriers such as the RBOCs and other LECs, interexchange carriers ("IXCs"), other CAPs and CLECs, providers of PCS and cellular and specialized mobile radio services ("CMRS") providers. The Company believes that its Carrier Services present an attractive, economical method for telecommunications services providers to add a high-capacity extension to their own networks and service territories, especially as they seek to rapidly penetrate new markets opening as a result of the Telecommunications Act. The Company's Carrier Services can also provide cost-efficient route diversity where network reliability concerns require multiple telecommunications paths.

    Since the commercial introduction of the Company's Carrier Services in October 1995, the number of carrier customers has increased significantly. Such customers include Ameritech Cellular Services, AT&T Wireless, Bell Atlantic/NYNEX Mobile, Brooks Fiber, Cellular One, PrimeCo Personal Communications, Siemens Stromberg-Carlson, Teleport Communications and Western Wireless. In addition, the Company has entered into multi-year master service agreements with American Communications Services, Electric Lightwave, IntelCom, MCI Communications and Pacific Bell. These agreements establish the framework under which such companies may effect the integration of Wireless Fiber services into their own telecommunications networks. The Company is in the process of negotiating additional master service agreements with other large telecommunications providers, including AT&T.

    MARKET WIRELESS FIBER SERVICES AS A SOLUTION TO GROWING CAPACITY
SHORTAGES. The Company believes that demand for its Wireless Fiber-based CLEC and Carrier Services will grow because of the expanding volume of data communications traffic resulting from increasing Internet usage and other high-volume data transmission requirements. This type of traffic increasingly requires high-capacity, end-to-end networks that are often difficult to provide economically with older RBOC and LEC infrastructure.

    PROVIDE INFORMATION AND CONTENT SERVICES. The Company believes that the ability to deliver information and other content will become an increasingly important factor in the choice of a telecommunications provider by businesses as competition increases and the markets covered by the Wireless Licenses mature. Accordingly, the Company actively seeks opportunities to utilize its information and content services to enhance the marketability of the Company's telecommunications services.

    TELECOMMUNICATIONS SERVICES

    The Company commenced marketing its local exchange services in New York City in April 1996 on a resale basis and began providing switch-based services in New York City in October 1996. The Company is currently introducing its CLEC services on a resale basis in eleven additional cities: Atlanta, Boston, Chicago, the District of Columbia, Hartford, Los Angeles, Milwaukee, Philadelphia, San Diego, San Francisco and Stamford. Since late 1994, the Company also has focused on the development and marketing of its Wireless Fiber-based Carrier Services. After an initial market-education phase, in which the Company demonstrated the efficacy and reliability of its Wireless Fiber services, principally through the use of field demonstrations and the installation of Wireless Fiber links on a trial basis, the Company began receiving orders for its Carrier Services in 1995.

    WIRELESS FIBER

    The Company utilizes its Wireless Fiber capacity in connection with its Carrier Services and as an integral component of its CLEC facilities for the origination and termination of local traffic and hubbing of switch sites and other facilities accessed by the Company.

    WIRELESS FIBER LINKS. Each Wireless Fiber link currently provides up to eight T-1s of capacity (equivalent to 192 voice lines) or one DS-3 of capacity (equivalent to 672 voice lines). The Company believes that with future developments in 38 GHz technology there will be substantial increases in the capacity of each Wireless Fiber link. The Company's Wireless Fiber links meet or exceed general telephone industry standards, provide transmission quality equivalent to that produced by fiber optic-based facilities, and address the growing demand for high-speed, high-capacity, digital telecommunications services for voice, data and video applications, including traditional local access, Internet access and network interconnection services.

    Each Wireless Fiber path consists of transmission links, which are paired digital millimeter wave radio transceivers placed at a distance of up to five miles from one another within a direct, unobstructed line of sight. The transceivers are typically installed on rooftops or towers or in windows. The transceivers currently used by the Company are primarily the Tel-Link 38 Radio Systems supplied by P-Com, Inc. ("P-Com") pursuant to a four-year nonexclusive supply agreement ("Tel-Link Agreement") executed in November 1994, which may be terminated by the Company upon 90 days' notice to P-Com (subject to certain liquidated damages provisions if certain purchase minimums are not met). The Tel-Link Agreement includes provisions whereby the Company pays a higher price per link at the beginning of the contract period, with the excess recoverable by the Company in the form of significantly discounted links once certain volume levels have been achieved. The contract also stipulates certain minimum annual volume levels which must be met in order to maintain the agreed upon pricing structure. The Company has entered into an amendment to the Tel-Link Agreement with P-Com, pursuant to which the requirements for volume discount pricing were revised. The Company has not yet qualified for significant volume discounts. The amendment also added another year to such term, reduced the purchase commitment provisions upon termination, and revised the type of Tel-Links to be provided by P-Com such that a greater proportion of higher capacity transceivers (including DS-3 capable transceivers) will be delivered under the agreement.

    Significant features of the Company's Wireless Fiber services include: (i) 38 GHz digital millimeter wave transmissions having narrow beam width, reducing the potential for channel interference; (ii) 100 MHz bandwidth in each channel, allowing for high subdivision of voice and data traffic; (iii) a range of up to five miles between transmission links; (iv) performance engineered to provide up to 99.999% reliability, as tested; (v) transmission accuracy engineered to provide bit error rates of 10 (unfaded); (vi) 24-hour network monitoring by the Company's and Lucent's NOCs; (vii) optional safeguards from link outages by installation of hot standbys that remain powered up and switch "on-line" if the primary link fails;

(viii) optional forward error correction ensuring the integrity of transmitted data over Wireless Fiber paths; and (ix) relatively low cost (installed) for each pair of transceivers comprising a transmission link.

    In August 1995, the Company entered into a three-year service contract with Lucent, pursuant to which Lucent has agreed to provide site survey, installation, maintenance and network management services for the Company's Wireless Fiber services 24 hours a day, 7 days a week, as required. The Company also is in the process of expanding its own installation, maintenance and network management capabilities, which expansion includes the hiring of qualified personnel, the development of management and operating systems, and the recently completed construction of a modern, state-of-the-art NOC, which is operating 24 hours a day, 7 days a week. Transmission links in the Company's Wireless Fiber paths are connected via dial-up modems to the NOCs. The NOCs provide the Company with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each MSA. The NOCs provide a wide range of network surveillance functions for each Wireless Fiber path, providing the Company with the ability to remotely receive data regarding the diagnostics, status and performance of its transmission links.

    In order to provide quality transmission, Wireless Fiber services require an unobstructed line of sight between two transceivers comprising a link, with a maximum distance between any two corresponding transceivers of up to five miles (or shorter distances in certain areas; as weather conditions may necessitate distances as short as 1.1 miles between transceivers to maintain desired transmission quality). The areas in which such shorter distances are required are those where rainfall intensity and the size of the raindrops adversely impact transmission quality at longer distances. Other weather conditions, such as snow, electrical storms and high winds, have not, in the Company's experience, affected Wireless Fiber services. The establishment of Wireless Fiber may require additional transceivers to triangulate around obstacles (such as buildings). Similarly, to establish Wireless Fiber services covering a distance in excess of five miles or to establish a system of interconnected hub sites, additional transceivers are required to establish a chain whose links are no more than five miles apart at any given point. The cost of additional transceivers where required by weather, physical obstacles or distance may render the provision of Wireless Fiber services uneconomical in certain instances.

    The Company must obtain Roof Rights for each building where a transceiver will be placed. The Company's prequalification activities often require the payment of option fees for the buildings that are being prequalified. In connection with the development of its Wireless Fiber capacity for both its Carrier Services and CLEC businesses, the Company has been following a plan pursuant to which it seeks to negotiate, prior to receipt of actual service orders, Roof Rights for the installation of Wireless Fiber links on buildings specifically identified by existing and potential customers in the metropolitan areas covered by the Wireless Licenses, including buildings that can provide interconnection access to IXCs' points of presence ("POPs"), switch locations and local access nodes. As part of the Company's acquisition ("Locate Acquisition") in 1996 of Local Area Telecommunications, Inc. ("Locate"), the Company gained roof access to a number of buildings, including the World Trade Center and other key sites in New York City, which the Company anticipates using in its Carrier Services and CLEC operations.

    WIRELESS LICENSES. The Company recently completed the acquisition of the Milliwave Limited Partnership. As a result of the Milliwave Acquisition, the Company obtained 88 channels of 38 GHz capacity, each providing for 100 MHz of bandwidth ("Milliwave Licenses"). The Milliwave Licenses allow for the provision of service in more than 80 major markets. The cities covered by the Milliwave Licenses include many that were already serviceable by the Company under its existing Wireless Licenses, such as Boston, Chicago, Dallas, Los Angeles and New York, thus increasing the Company's aggregate bandwidth capacity in each such city. The Milliwave Licenses also cover many cities that were not previously serviceable by the Company under its existing Wireless Licenses, such as Honolulu, Nashville, Orlando, Raleigh/Durham and Rochester (New York). In 1996, the Company also consummated the Locate Acquisition, acquiring the assets comprising Locate's business as a CAP providing microwave-based local access services to corporations and long distance and other common carriers. Among Locate's key assets are two 38 GHz licenses, each providing 100 MHz of bandwidth, for the New York City metropolitan area, including Long Island and Northern New Jersey. As part of the Locate Acquisition, the Company also acquired from Locate certain licenses for the provision of point-to-point services in other portions of the radio spectrum, including, among others, 10, 12, 16 and 18 GHz.

    The Wireless Licenses allow the Company to provide Wireless Fiber services in the 47 of the 50 most populated MSAs in the United States, which include more than 100 cities with populations exceeding 100,000 each and encompass an aggregate population of almost 172 million people. The Company has the largest aggregate amount of 38 GHz bandwidth capacity in the United States. The Wireless Licenses (including those acquired in the Milliwave and Locate Acquisitions) allow for the provision of Wireless Fiber services over four or more channels in the following cities:

New York--Manhattan     Boston              Milwaukee
New York--West (NJ)     Atlanta             Cincinnati
New York--Long Island   Houston             Pittsburgh
Los Angeles             Miami               St. Louis
Chicago                 Cleveland           Kansas City
Philadelphia            Minneapolis-St.Paul Buffalo
Dallas                  Baltimore           Spokane
San Francisco           Seattle             San Diego
Detroit                 Phoenix             Tampa
Washington              Denver              Tacoma

    The Wireless Licenses also allow for the provision of Wireless Fiber services over multiple channels in ten additional cities and a single channel in 53 additional cities.

    The Wireless Licenses have been granted or acquired since September 1993. The FCC's current policy is to align the expiration dates of all outstanding 38 GHz licenses such that all such licenses mature concurrently and then to renew all such licenses for a matching period. The initial term of all currently outstanding 38 GHz licenses, including the Wireless Licenses, expires in February 2001. While the Company believes that all of its Wireless Licenses will be renewed, based upon FCC custom and practice establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that any Wireless License will be renewed upon expiration of its initial term.

    The Company has signed agreements with a number of licensees to acquire an aggregate of 47 additional 38 GHz licenses and associated business operations, including 15 channels in the 50 most populated MSAs in the United States. Upon completion of the acquisitions, which are subject to approval by the FCC, the Company's total population coverage will grow to approximately 180 million, its total channel pops will grow to approximately 650 million, and the Company will have Wireless Licenses in 49 of the 50 most populated MSAs in United States markets. The total purchase price for the licenses will be approximately $16.0 million, payable in shares of the Company's Common Stock, priced at the time of each closing or in cash at the Company's option, if the market price of the Common Stock is less than $16 per share.

    CLEC AND LONG DISTANCE SERVICES

    An integral part of the Company's telecommunications business strategy is the creation of a Wireless Fiber-based infrastructure on a city-by-city basis that will allow the Company to provide a broad range of communications services within cities covered by the Wireless Licenses. The Company believes that its Wireless Fiber capabilities will provide it with a critical economic advantage over many other service providers because of the high costs such service providers encounter in connecting fiber-optic lines to end users.

    CLEC SERVICES. In October 1996, the Company initiated local switched services in New York City, utilizing its first 5ESS switch, purchased from Lucent, and facilities leased from NYNEX. The Company currently intends to install, during the next three years, switches provided by Lucent to service most of its major markets. In July 1996, the Company entered into a three-year agreement with Lucent providing for the purchase of the switching systems and related equipment and software the Company will need to build its CLEC infrastructure. Switches will be provided to the Company at discounted prices so long as the Company purchases a minimum number of switches during each year of the agreement.

    The Company has commenced a program designed to obtain, by the end of 1999, authorization to operate as a CLEC in virtually every state where the Company has Wireless Licenses, which will allow the Company to file tariffs and provide local exchange services in such states once authorization is granted. The Company currently is authorized through state-specific subsidiaries as a CLEC in California, Colorado, Connecticut, the District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin, is in the process of seeking authorization to operate as a CLEC in several additional states, and intends to seek such authorization in a number of additional states. The Company has never had an application for CLEC authorization denied. The Company has entered into a number of interconnection agreements with carriers in states that encompass various cities covered by the Wireless Licenses. These agreements are with carriers such as Ameritech Corp. for Illinois and Michigan, Pacific Bell for California, Southwestern Bell for Texas, GTE for California and Tampa, Florida, NYNEX for New York and Massachusetts, Bell South for Florida, Georgia and Tennessee and Bell Atlantic for Pennsylvania, Maryland, the District of Columbia, New Jersey and Virginia and Southern New England Telephone for Connecticut. It also is in the process of negotiating additional interconnection agreements with various local exchange service providers, including incumbent LECs.

    In connection with the plan to build its CLEC networks on a city-by-city basis, the Company is hiring numerous engineering, installation, maintenance, customer service and marketing and sales personnel in order to create a direct sales organization which will provide a high level of service to the small and medium-sized business and multiple-dwelling residential market. A sales force has been deployed in New York and in eleven other cities, and the Company currently plans to have a sales force in all metropolitan areas covered by the Wireless Licenses by the end of 1999. The Company also is developing joint marketing, reselling and agency relationships. For example, pursuant to an agreement ("Digex Agreement") with Digex, Inc., a provider of Internet access services to businesses ("Digex"), the Company will purchase from Digex, during the next six years, a minimum of $5 million of Internet services with the right to purchase additional amounts on a discounted basis. The Company will resell these Internet services under the Company's own brand name, including through the bundling of such services with the Company's other telecommunications services.

    The Company seeks to make its CLEC business an attractive choice for potential customers by (i) offering a broad range of telecommunications services that specifically address its target customers' needs, while providing levels of customer satisfaction that exceed those provided by larger competitors and (ii) exploiting the Company's Wireless Fiber service whenever feasible for cost-effective origination and termination of customer traffic, thereby allowing for attractive pricing of services.

    LONG DISTANCE SERVICES. As a complement to its CLEC services, the Company offers its business customers long distance services on a resale basis through agreements with major long distance carriers (MCI Communications and U.S. Long Distance) which allow it to utilize their networks. In addition to providing basic long distance service, the Company is able to provide toll-free services, international call-back, prepaid phone cards and certain enhanced services.

    The Company's agreements with certain major long distance carriers are for one- to four-year terms and provide the Company with access to long distance carriers' networks at rates which are typically discounted, varying with monthly traffic generated by the Company through each carrier. Generally, the

Company is obligated to generate certain minimum monthly usage through each network and, if such traffic is less than the minimum monthly usage commitment, may be required to pay an underutilization fee in addition to its monthly bill equal to a certain percentage of the difference between such minimum commitments and the traffic actually generated by the Company. The Company has never paid or been required to pay any underutilization charges. During 1995, the Company established a reserve for possible underutilization charges.

    The Company continues to provide long distance services to its existing residential customers, though it no longer actively markets such services to that segment of the market, except through certain established affinity programs. As a result of this change in focus, the Company's residential long distance customer base has and will continue to decrease due to attrition.

    CARRIER SERVICES

    The Company markets and provides wireless broadband, high-capacity local access and other network services primarily to other carriers. Utilizing its Wireless Licenses, the Company offers numerous wireless telecommunications services to support a wide range of local access and dedicated service needs with a high degree of reliability. The technology and service applications in this field are evolving rapidly, and the Company believes that its Wireless Fiber service offerings will expand over time to include a broad range of voice, data and video applications. The Company currently offers its Carrier Services for the following applications, among others:

    LOCAL BY-PASS FOR LONG DISTANCE CARRIERS. Long distance carriers can utilize the Company's Wireless Fiber services to connect certain call termination or origination points in a particular licensed area to such carriers' POPs in the licensed area at more economical rates than those generally charged by LECs and to connect two or more of their respective POPs in a single licensed area. Long distance carriers using Wireless Fiber services may benefit from both the lower cost afforded by such services and the wide-band capacity compared to LEC facilities, which, in many instances, are based in part on copper infrastructure and are, therefore, narrow-band. By utilizing the Company's Wireless Fiber services, long distance carriers can avoid the capacity barrier inherent in copper wire connections that typically has prevented them from providing their customers with end-to-end, full digital service available under a fiber-optic or wireless-based system. Wireless Fiber services also may be utilized to provide such carriers with viable, cost-efficient paths to serve as physically diverse routes (redundant and back-up capacity) for traffic in situations where primary routes are incapacitated and/or network reliability concerns demand alternate telecommunications paths.

    WIRELESS COMPLEMENT TO CAP AND LEC NETWORKS. CAPs typically compete with LECs by utilizing their own fiber-optic cable rings and leasing the other facilities necessary to complete their networks from the LECs. Due to the large capital investment required to construct such networks, CAPs generally build their networks in limited, densely populated areas and offer services primarily to large customers such as long distance carriers, medium-sized and large businesses, government agencies and institutions. CAPs can utilize Wireless Fiber services to bypass facilities typically leased by them from the LECs. CAPs also can utilize the Company's Wireless Fiber services to facilitate the buildout and enhance the reliability of their own local telecommunications networks and expand their marketing opportunities. The Company believes that the relative ease and low cost of installation of Wireless Fiber services in comparison to fiber-optic facilities can provide CAPs with the ability to expand their networks to reach some customers in areas where demand levels are insufficient to justify the cost and time involved in constructing fiber-optic capacity. CAPs, as well as LECs, also can use the Company's Wireless Fiber services to extend their own networks to provide services to areas within a licensed area to which it is not cost-efficient to run fiber-optic cable or to which such cable simply has not yet been run. CAPs and LECs also may utilize the Company's Wireless Fiber services to provide redundant and back-up capacity to their own existing networks.

    BACKBONE INTERCONNECTION AND REDUNDANCY FOR CMRS PROVIDERS. Wireless Fiber services can be utilized by providers of mobile telecommunications services, such as PCS, cellular and specialized mobile radio carriers, for interconnecting traffic (backbone network traffic) between and among cell sites, repeaters and the wired local networks. The Company also anticipates that entities that acquired licenses in the PCS auctions or which will acquire licenses in subsequent PCS auctions conducted by the FCC also will find Wireless Fiber services attractive to carry their backbone network traffic. By utilizing Wireless Fiber services for their backbone network needs, CMRS carriers can maintain greater control over their systems by monitoring traffic carried over the Wireless Fiber services component of their systems, reduce costs of construction of their networks, increase the flexibility of their services and reduce the lead time involved in the provision of services in their respective licensed areas. Wireless Fiber services also can be used by CMRS carriers to provide redundant and back-up capacity for the fiber-optic and/or copper wire portions of their backbone networks.

    DEDICATED PRIVATE NETWORK SERVICES. The Company also markets its Wireless Fiber services to businesses, government agencies and institutions with multiple locations within the Company's licensed areas and which generate heavy telecommunications traffic between such locations. These entities can utilize Wireless Fiber services to establish their own independent telecommunications systems for dedicated private network services. Wireless Fiber services present entities with: (i) a method for providing telecommunications connections between their buildings on a cost-effective basis; (ii) a viable alternative to the LECs' networks that frequently use low-capacity copper wire for "last mile" delivery, generally allowing for faster, more reliable data transmissions; (iii) greater control over their local telecommunications traffic and costs; and (iv) greater security because of the private line nature of the Company's Wireless Fiber services.

    NETWORK AND INTERNET ACCESS. The ability to access and distribute information quickly has become critical to business and government end users. Data traffic is becoming an increasing portion of overall telecommunications traffic because of the proliferation of LANs, WANs, Internet services and video teleconferencing. The Company's Wireless Fiber capacity enables it to provide high-speed data transmission services to end users.

    WAN SERVICES. The Company recently introduced dedicated WAN services. The Company's high-speed data telecommunications services permit businesses to transport data between buildings and between personal computers or workstations. These dedicated services allow personal computers and workstations on one LAN to communicate with personal computers and workstations on another LAN at the same speed at which these LANs operate. The Company's WAN services are offered at a variety of capacities to allow customers to choose the level which meets their needs.

    INTERNET SERVICES. The expanding demand for Internet access and the growing importance of audio, video and graphic Internet applications to both businesses and consumers also has created a growing market opportunity for the Company. The Company can offer Internet service providers timely, reliable and affordable access at high-speed data rates. The Company can provide wireless broadband links between customers and their Internet service providers and between Internet service providers' POPs and the Internet backbone. In June 1996, the Company entered into an agreement ("Digex Agreement") with Digex, Inc., a provider of Internet access services to businesses ("Digex"), pursuant to which the Company will purchase Internet services on a discounted basis from Digex during the next six years. The Company will resell these Internet services under the Company's own brand name, including through the bundling of such services with the Company's other telecommunications services. The Company is actively pursuing relationships with other Internet service providers. Pursuant to the Digex Agreement, the Company also has the right of first refusal to provide Digex's local access and/or customer interconnection requirements.

    POTENTIAL INTERACTIVE VIDEO APPLICATIONS. The inherent qualities of 38 GHz also may offer substantial opportunities for broadband interactive video applications appropriate for highly customized commercial demands. While the specific service offerings using 38 GHz technology for video applications are still in development, the ability to commercially utilize certain aspects of this technology appears to be possible. The narrow-beam characteristics of 38 GHz technology, allowing for frequency reuse within a small area, coupled with its broadband capacity and multichannel capabilities may offer a significant market opportunity in the future as the appropriate technologies emerge, although there can be no assurance of the consumer acceptance or commercial viability of such video services. In June 1996, the Company entered into an agreement with Source Media, Inc. ("Source Media") a provider of interactive technology and programming. Pursuant to this agreement, the Company has the exclusive right, in the 38 GHz spectrum, to use Source Media's technology and programming in connection with entertainment and information services the Company may offer.

ADVERTISING AND MARKETING OF TELECOMMUNICATIONS SERVICES

    CLEC AND LONG DISTANCE SERVICES

    Over the next three years, the Company intends to market its telecommunications services in substantially all markets covered by its Wireless Licenses through direct sales, alternative sales channels television, print and other media. The Company introduced its first series of television commercials and print advertising in the New York City market in November 1996 and intends to utilize media advertising campaigns in each market in which it commences offering its CLEC services, including broadcast media in specific major markets.

    The Company is targeting small and medium-sized businesses, especially those in buildings in which the Company's Wireless Fiber capacity can be utilized, for economic competitive advantage, to originate and/or terminate customers' local telecommunications traffic.

    The Company also intends to market its services to residences in multiple-dwelling units, such as apartment buildings to enter into the residential segment of the local exchange services market primarily by entering into partnerships and agency arrangements with shared tenant services providers and possibly partnerships or alliances with other telecommunications services providers.

    Consistent with its telecommunications marketing strategy of emphasizing small and medium-sized business customers, the Company has, among other things, introduced products and services readily marketable to business long distance customers, including prepaid phone card services and a broad array of toll-free services, including services which allow toll-free calls to be originated nationwide. The Company also offers business customers several flexible billing services such as master account billing (which enables customers to aggregate billing for several locations for management and accounting purposes and to qualify for volume discounts), project accounting codes (which reflect accounting codes of the customer on the billing statement) and computerized call detail reports (which provide call detail to customers on computer disks or tape for direct input into the customer's computer for accounting or rebilling).

    CARRIER SERVICES

    The Company began marketing its Wireless Fiber services in December 1994. Wireless Fiber services currently are marketed by the Company primarily to long distance carriers, CAPs, CMRS providers and LECs, as well as businesses, government agencies and institutions. The Company also recently began to provide Wireless Fiber services to The City of New York as a back-up disaster recovery system for certain of its facilities, providing the city with redundancy in the event that its land-based telecommunications service fails for any reason.

    The Company currently markets or intends to market its Carrier Services: (i) by performing field demonstrations and testing of Wireless Fiber services; (ii) by providing potential customers with Wireless Fiber services at reduced rates, in order to educate such customers about the efficacy and reliability of such services; (iii) by appearing at trade shows and advertising in trade publications; (iv) through national sales agents and direct sales; and (v) directly to existing and potential customers of the Company's other telecommunications services.

COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY

    LOCAL TELECOMMUNICATIONS MARKET

    The local telecommunications market is intensely competitive for newer entrants and currently is dominated by the RBOCs and LECs. The Company has been marketing local access and other Carrier Services only since December 1994 and local exchange services as a CLEC only since April 1996, and the Company has not obtained significant market share in any of the areas where it offers such services, nor does it expect to do so given the size of the local telecommunications services market, the intense competition and the diversity of customer requirements. In each area covered by the Wireless Licenses, the services offered by the Company compete with those offered by the LECs, such as the RBOCs, which currently dominate the provision of local services in their markets. The LECs have long-standing relationships with their customers, have the potential to subsidize competitive services with revenues from a variety of business services and benefit from existing state and federal regulations that currently favor the LECs over the Company in certain respects. While legislative and regulatory changes have provided increased business opportunities for competitive telecommunications providers such as the Company, these same decisions have given the LECs increased flexibility in their pricing of services. This may allow the LECs to offer special discounts to the Company's and other CLECs' customers and potential customers. Further, as competition increases in the local telecommunications market, general pricing competition and pressures will increase significantly. As LECs lower their rates, other telecommunications providers will be forced by market conditions to charge less for their services in order to compete.

    In addition to competition from the LECs, the Company also faces competition from a growing number of new market entrants, such as other CAPs and CLECs, competitors offering wireless telecommunications services, including leading telecommunications companies, such as AT&T Wireless, future satellite-based providers such as Iridium and Teledesic, and other entities that hold or have applied for 38 GHz licenses or which may acquire such licenses or other wireless licenses, including those in comparable bands such as 28 GHz and 18 GHz, from others or from the FCC. There is at least one other CAP and/or CLEC in each metropolitan area covered by the Company's Wireless Licenses, including, in many such areas, companies such as IntelCom, MCI Communications, MFS Communications, Teleport Communications and Time Warner. Many of these entities (and the LECs) already have existing infrastructure which allows them to provide local telecommunications services at potentially lower marginal costs than the Company currently can attain and which could allow them to exert significant pricing pressure in the markets where the Company provides or seeks to provide telecommunications services. In addition, many CAPs and CLECs have acquired or plan to acquire switches so that they can offer a broad range of local telecommunications services.

    The Company currently also faces competition from other entities which offer, or are licensed to offer, 38 GHz services, such as Advanced Radio Telecommunications ("ART"), and BizTel, Inc. The Company also could face competition in certain aspects of its existing and proposed businesses from a number of competitors providing wireless services in other portions of the radio spectrum, such as CellularVision USA, a provider of wireless television services which, in the future, also may provide wireless Internet access and other local telecommunications services, and Associated Communications, a potential provider of wireless CAP and other services. In many instances, these service providers hold 38 GHz licenses or licenses for other frequencies (such as 2, 18 and 28
GHz) in geographic areas which encompass or overlap the Company's market areas. Additionally, some of these entities enjoy the substantial backing of, or include among their stockholders, major telecommunications entities, such as Ameritech with respect to ART and Teleport Communications with respect to BizTel. Due to the relative ease and speed of deployment of 38 GHz and some other wireless-based technologies, the Company could face intense price competition from these and other wireless-based service providers. Furthermore, the

Notice of Proposed Rulemaking ("NPRM") issued by the FCC contemplates an auction of the lower 16 channels in the 38 GHz spectrum band, which have not been previously available for commercial use. The grant of additional licenses by the FCC in the 38 GHz band, or other portions of the spectrum with similar characteristics (such as 2, 18 and 28 GHz), as well as the development of new technologies, could result in increased competition. The Company believes that, assuming the adoption of the NPRM as currently proposed, additional entities having greater resources than the Company could acquire licenses to provide 38 GHz services or comparable services utilizing other bands such as 28 GHz and 18 GHz. In March 1997, the FCC released an order pursuant to which it stated its intention to license up to 1.3 GHz of spectrum in the 28 GHz band in each of 492 separate markets throughout the United States. The Company anticipates that, in the absence of litigation to stay this order, these licenses will be issued pursuant to auctions which may occur as early as the second half of 1997.

    The Company also may face competition from cable companies, electric utilities, LECs operating outside their current local service areas and long distance carriers in the provision of local telecommunications services. The great majority of these entities provide transmission services primarily over fiber-optic, copper-based and/or microwave networks, which, unlike the Company's Wireless Fiber services, enjoy proven market acceptance for the carriage of telecommunications traffic. Moreover, the consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, which are expected to accelerate as a result of the passage of the Telecommunications Act, could give rise to significant new or stronger competitors to the Company. There can be no assurance that the Company will be able to compete effectively in any of its markets.

    The Company's Internet services also are likely to face significant competition from other Internet service providers as well as from cable television operators deploying cable modems, which provide high-speed data capability over installed coaxial cable television networks. Although cable modems currently are not widely available and do not provide for data transfer rates that are as rapid as those which can be provided by Wireless Fiber services, the Company believes that the cable industry may support the deployment of cable modems to residential cable customers through methods such as price subsidies. Notwithstanding the cable industry's interest in rapid deployment of cable modems, the Company believes that in order to provide broadband capacity to a significant number of business and government users, cable operators will be required to spend significant time and capital in order to upgrade their existing networks to a more advanced hybrid fiber coaxial network architecture. However, there can be no assurance that cable modems will not emerge as a source of competition to the Company's Internet business. Further, Internet access services based on existing technologies such as ISDN and, in the future, on such technologies as ADSL and HDSL will likely provide additional sources of competition to the Company's Internet access services. Additionally, the Company believes that many LECs and CLECs already are promoting other Internet access services.

    LONG DISTANCE MARKET

    The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high (and increasing) average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes with major carriers such as AT&T, MCI Communications and Sprint, as well as other national and regional long distance carriers and resellers, many of whom own substantially all of their own facilities and are able to provide services at costs lower than the Company's current costs since the Company generally leases its access facilities. The Company believes that the RBOCs also will become significant competitors in the long distance telecommunications industry for certain types of services and that Internet service providers also will compete in this market. The Company believes that the principal competitive factors affecting its market share are pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. The ability of the Company to compete effectively will depend upon its ability to maintain high-quality, market-driven services at prices generally perceived to be equal to or below those charged by its competitors. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company. In addition, LECs have been obtaining additional pricing flexibility. This may enable LECs to grant volume discounts to larger long distance companies, which also would put the Company's long distance business at a disadvantage in competing with larger providers.

GOVERNMENT REGULATION OF TELECOMMUNICATIONS OPERATIONS

    The Company's telecommunications services are subject to varying degrees of federal, state and local regulation. Generally, the FCC exercises jurisdiction over all telecommunications services providers to the extent such services involve the provision of jurisdictionally interstate or international telecommunications, including the resale of long distance services, the provision of local access services necessary to connect callers to long distance carriers, and the use of electromagnetic spectrum (I.E., wireless services). With the passage of the Telecommunications Act, the FCC's jurisdiction has been extended to include certain interconnection and related issues that traditionally have been considered subject primarily to state regulation. The state regulatory commissions retain nonexclusive jurisdiction over the provision of telecommunications services to the extent such services involve the provision of jurisdictionally intrastate telecommunications. Municipalities also may regulate limited aspects of the Company's business by, for example, imposing zoning requirements or permit right-of-way procedures, and certain taxes or franchise fees.

    The Telecommunications Act is intended to remove the formal barriers between the long distance and local telecommunications services markets, allowing service providers from each market (as well as providers of cable television and other services) to compete in all communications markets. The Telecommunications Act will permit the RBOCs to compete in the provision of interLATA long distance services. Additionally, the FCC must promulgate new regulations over the next several years to address mandates contained in the Telecommunications Act, which may change the regulatory environment significantly. The Telecommunications Act generally requires LECs to provide competitors with interconnection and nondiscriminatory access to the LEC network on more favorable terms than have been available in the past. However, such interconnection and the terms thereof are subject to negotiations with each LEC, which may involve considerable delays, and may not necessarily be obtained on terms and conditions that are acceptable to the Company. In such instances, although the Company may petition the proper regulatory agency to arbitrate disputed issues, there can be no assurance that the Company will be able to obtain acceptable interconnection agreements.

    The Company is unable to predict what effect the Telecommunications Act will have on the telecommunications industry in general and on the Company in particular. No assurance can be given that any regulation will broaden the opportunities available to the Company or will not have a material adverse effect on the Company and its operations. Further, there can be no assurance that the Company will be able to comply with additional applicable laws, regulations and licensing requirements or have sufficient resources to take advantage of the opportunities which may arise from this dynamic regulatory environment.

    As required by the Telecommunications Act, in August 1996 the FCC adopted the Interconnection Order. These rules constitute a procompetitive, deregulatory national policy framework designed to remove or minimize the regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. Although setting minimum uniform national rules, the Interconnection Order also relies heavily on states to apply these rules and to exercise their own discretion in implementing a procompetitive regime in their local telephone markets. Among other things, the Interconnection Order: establishes rules requiring incumbent LECs to interconnect with new entrants such as the Company at specified network points; requires incumbent LECs to provide carriers nondiscriminatory access to network elements on an unbundled basis at any technically feasible point at rates that are just, reasonable and nondiscriminatory; establishes rules requiring incumbent LECs to allow interconnection via physical and virtual co-location; requires the states to set prices for interconnection, unbundled elements, and termination of local calls that are nondiscriminatory and cost-based (using a forward-looking methodology which excludes embedded costs but allows a reasonable cost-of-capital profit); requires incumbent LECs to offer for resale any telecommunications services that the carrier provides at retail to end users at prices to be established by the states but which generally are at retail prices minus reasonably avoided costs; and requires LECs and utilities to provide new entrants with nondiscriminatory access to poles, ducts, conduit and rights-of-way owned or controlled by LECs or utilities. Exemptions to some of these rules are available to LECs which qualify as rural LECs under the Telecommunications Act. The Interconnection Order also requires that: intraLATA presubscription (pursuant to which LECs must allow customers to choose different carriers for intraLATA toll service without having to dial extra digits) be implemented no later than February 1999; LECs provide new entrants with nondiscriminatory access to directory assistance services, directory listings, telephone numbers, and operator services; and LECs comply with certain network disclosure rules designed to ensure the interoperability of multiple local switched networks. There can be no prediction as to the manner in which the Interconnection Order will be implemented or enforced or as to what effect such implementation or enforcement will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically. A number of LECs, as well as the National Association of Regulatory Utility Consumers and others, have filed in Federal court seeking to appeal aspects of the Interconnection Order and to stay some or all of the rules adopted therein. In October 1996, the United States Court of Appeals for the Eighth Circuit granted a stay of effectiveness of certain provisions of the Interconnection Order, including the pricing provisions and the "pick-and-choose" rule, pending court review of the merits of the case. Oral argument on this appeal of the Interconnection Order was held in January 1997. The Company believes that the stay will not adversely affect its CLEC operations and that such stay may positively affect the operations of the Carrier Services business.

    The allocation of jurisdiction between federal and state regulators over dedicated circuits that carry both interstate and intrastate traffic (including private line and special access services) poses jurisdictional questions. Although the FCC does not generally rule on the jurisdictional nature of a carrier's traffic, under current FCC practice, non-switched telecommunications services are considered jurisdictionally interstate (subject to FCC jurisdiction) unless more than 90% of the traffic is intrastate in nature. Currently, the Company's dedicated service offerings are primarily jurisdictionally interstate in nature. The Company believes that these services include virtually all service between a long distance carrier's POP and another POP of that long distance carrier or another long distance carrier, and between an end user and a long distance carrier's POP.

    The Company currently is not subject to price-cap or rate-of-return regulation and it may install and operate non-radio facilities for the transmission of interstate communications without prior FCC authorization.

    In addition, the Company has filed tariffs with the FCC as required with respect to its provision of interstate service. However, pursuant to authority granted to it under the Telecommunications Act, in October 1996 the FCC ruled that non-dominant inter-exchange carriers such as the Company may no longer file tariffs with the FCC and existing tariffs must be withdrawn by September 22, 1997 (although this requirement has recently been stayed by court order). The Company through state-specific subsidiaries also has received certification or other appropriate regulatory authority to provide intrastate non-switched service in 31 states and has applied for authority in a number of additional states.

    Some of the Company's services may be classified as intrastate and therefore currently subject primarily to state regulation. In all states where the Company is offering jurisdictionally intrastate Carrier Services or CLEC service, the Company (through its state-specific operating subsidiaries) is certified or otherwise operating with appropriate state authorization. The Company provides intrastate long distance service pursuant to certification, registration or (where appropriate) on a deregulated basis in more than

40 states and is currently seeking intrastate authority in the remaining continental states. The Company expects that as its business and product lines expand and as more procompetitive regulation of the local telecommunications industry is implemented, it will offer additional intrastate service. The Company is seeking to expand the scope of its intrastate service in various jurisdictions, a process which depends upon regulatory action and, in some cases, legislative action in the individual states. Interstate and intrastate regulatory requirements are changing rapidly and will continue to change.

    Although the Company believes that it is in substantial compliance with all material laws, rules and regulations governing its operations and has obtained, or is in the process of obtaining, all licenses and approvals necessary and appropriate to conduct its operations, changes in existing laws and regulations, including those relating to the provision of wireless local telecommunications services via 38 GHz and/or the future granting of 38 GHz licenses, or any failure or significant delay in obtaining necessary regulatory approvals, could have a material adverse effect on the Company. On November 13, 1995, the FCC released an order freezing the acceptance for filing of new applications for 38 GHz frequency licenses. On December 15, 1995, the FCC announced the issuance of an NPRM, pursuant to which it proposed to amend its current rules relating to 38 GHz, including, among other items, the imposition of minimum construction and usage requirements and an auction procedure for issuance of licenses in the 37-40 GHz band where mutually exclusive applications have been filed. In addition, the FCC ordered that those applications that are subject to mutual exclusivity with other applicants or that were placed on public notice by the FCC after September 13, 1995 would be held in abeyance and not processed by the FCC pending the outcome of the proceeding initiated by the NPRM. Final rules with respect to the changes proposed by the NPRM have not been adopted and the changes proposed by the NPRM have been, and are expected to continue to be, the subject of numerous comments by members of the telecommunications industry, the satellite industry, various government agencies and others. Consequently, there can be no assurance that the NPRM will result in the issuance of rules consistent with the rules initially proposed in the NPRM, or that any rules will be adopted. Until final rules are adopted, the rules currently in existence remain in effect with respect to outstanding licenses.

    Pursuant to an international treaty to which the United States is a signatory, the 38.6-40.0 GHz band is allocated on a co-primary basis to the Fixed Satellite System ("FSS") and the 37.5-40.5 GHz band is allocated on a co-primary basis to the Mobile Satellite System. The FCC has not proposed rules to implement the treaty provisions, although comments and a petition for rulemaking recently have been filed with the FCC by Motorola requesting that such rules be considered and, in particular, that power flux density limits be adopted. On May 21, 1996, the FCC placed on public notice for comment the petition to allocate the 37.5-38.6 GHz bands to the FSS and to establish Technical Rules for the 37.5-38.6 GHz band. In addition, Motorola requested the FCC to adopt the power flux density limitations of the ITU Radio Regulations for the 37.5-40.5 GHz band in order to allow FSS systems and terrestrial microwave operators to co-exist on a co-primary basis. In September 1996, Motorola filed an application at the FCC to offer broadband satellite services using a portion of the radio spectrum that includes the 38.6-40.0 GHz band where the Company holds its Wireless Licenses. If the FCC were to allow transmissions from space to earth as proposed by Motorola, such transmissions could adversely affect the Company's existing or future operations by creating interference or causing the FCC to institute power and other limitations upon the Company's transmissions. If adopted as proposed, the Motorola application would likely require changes in the FCC's rules, although it would likely be a number of years before Motorola's satellite system could be launched. The extent of the adverse impact upon the Company's operations if Motorola's application were to be granted in its current form is unknown, but there can be no assurance that the Company's operations would not be adversely affected.

    In connection with the rulemaking proceedings required under the Telecommunications Act, the FCC will consider reform of the existing access charge mechanisms, including possibly substantial reductions in the rates charged by LECs to long distance service providers for local "access" (I.E., the transmission of a long distance call from the caller's location to the long distance provider's POP and from the terminating

POP to the recipient of the call). CAPs, such as the Company's Carrier Services operations, provide local access at rates that are discounted from the rates charged by LECs. If the FCC were to mandate reductions in LECs' local access charges, CAPs might be forced to substantially reduce the rates they charge long distance providers, resulting in lower gross margins (which, in the case of the Company, are currently negative). The FCC currently is considering comments filed in response to its NPRM on universal service and access charge reform.

    Additionally, providers of long distance services, including the major IXCs as well as resellers, such as the Company, are coming under intensified regulatory scrutiny for marketing activities by them or their agents that result in alleged unauthorized switching of customers from one long distance service provider to another. The FCC and a number of state authorities are seeking to introduce more stringent regulations or take other actions to curtail the intentional or erroneous switching of customers, which could include, among other things, the imposition of fines, penalties and possible operating restrictions on entities which engage or have engaged in unauthorized switching activities. In addition, the Telecommunications Act requires the FCC to prescribe regulations imposing procedures for verifying the switching of customers and additional remedies on behalf of carriers for unauthorized switching of their customers. The effect, if any, of the adoption of any such proposed regulations or other actions on the long distance industry and the manner of doing business therein, cannot be anticipated. Statutes and regulations which are or may become applicable to the Company as it expands could require the Company to alter methods of operations, at costs which could be substantial, or otherwise limit the types of services offered by the Company. See Item 3, "Legal Proceedings."

NEW MEDIA BUSINESS

    The Company believes that the ability to deliver entertainment and information content to consumers will play an increasingly important role in consumers' choice of a telecommunications provider. The Company actively seeks opportunities to acquire the rights or means to market and distribute information and entertainment content and services that are marketable to traditional markets and which also can enhance the marketability of the Company's telecommunications services. The Company believes that, in the future, it will be able to bundle content that it controls with various telecommunications services it offers to provide higher-margin products and services.

    In December 1994, the Company consummated the acquisition of Non Fiction Films, Inc. ("NFF"), a producer of documentary programming. NFF's productions to date include ten hours of programming for the Arts & Entertainment Network's award winning Biography-Registered Trademark- series and "Divine Magic-TM-: The World of the Supernatural," a ten-part series about ancient beliefs, miracles and mysticism.

    In April 1996, NFF acquired an 80% equity interest in Fox/Lorber Associates, Inc. ("Fox/Lorber"), an independent distributor of films, entertainment series and documentaries. Fox/Lorber distributes its content to television and home video markets domestically and abroad. Its home video division emphasizes the distribution of foreign and art films and has a home video library of over 100 titles. Its television division emphasizes the distribution of educational and entertainment program series, sports-related programs and documentaries to broadcast and cable stations abroad and in the United States and Canada. Under the terms of an agreement between NFF and the holder of the remaining 20% equity interest in Fox/Lorber, NFF has the right to require such holder to sell, and such holder has the right to require NFF to purchase, the remaining 20% equity interest based upon certain criteria.

    From April 1994 through April 1996, the Company acquired an 80% equity interest in The Winning Line, Inc. ("TWL"). The Company has the right to require the stockholders of TWL who own the remaining 20% equity interest in TWL to sell the remaining 20% equity interest based upon certain criteria. TWL operates SportsFan, a multimedia sports programming and production company that provides live sports programming to more than 200 sports and talk format radio stations across the United States, up to 24 hours a day, including stations in 90 of the top 100 United States markets. In addition to its radio programming, SportsFan has developing interests in television and on-line distribution channels. In addition, in October 1996, TWL acquired certain assets of Major Sports, a producer of sports radio programming, including such programs as "Costas Coast to Coast," "John Madden Sports Quiz" and "Pat O'Brien's Sports Flashback."

    In June 1996, the Company entered into an agreement with Source Media, Inc., a provider of interactive technology and programming. Pursuant to this agreement, the Company has the exclusive right, in the 38 GHz spectrum, to use Source Media's technology and programming in connection with entertainment and information services the Company may offer.

    In September 1996 and November 1996, respectively, the Company acquired an 80% equity interest in Millennium Marketing, Inc. (which does business as WinStar Interactive Media Sales ("WIMS")) and 100% of Global Media Sales, Inc. ("GMS"). The Company has the right to require the stockholders of WIMS who own the remaining 20% equity interest in WIMS to sell, and such stockholders have the right to require the Company to purchase, the remaining 20% equity interest based upon certain criteria. WIMS is a full-service agency to media sellers, with a focus on the provision of advertising sales representation and/or related consulting services for content-driven interactive media properties. GMS is a seller of advertising for radio content media companies.

    The industry in which the Company's new media operation competes consists of a very large number of entities producing, owning or controlling news, sports, entertainment, educational and informational content and services, including telecommunications companies, television broadcast companies, sports franchises, film and television studios, record companies, newspaper and magazine publishing companies, universities and on-line computer services. Competition is intense for timely and highly marketable or usable information and entertainment content. Almost all of the entities with which the Company's new media operation competes have significantly greater presence in the various media markets and greater resources than the Company, including existing content libraries, financial resources, personnel and existing distribution channels. There can be no assurance that the Company will be able to successfully compete in the emerging new media industry.

CONSUMER PRODUCTS

    The Company's consumer products business is operated through its subsidiary, Global Products. Global Products designs, markets and distributes personal care products, including hair brushes and certain hair accessories, and bath products, including gels, lotions and bath oils, and home fragrance products, including potpourri and candles. The Company considers this to be a nonstrategic business operation.

    MARKETING AND DISTRIBUTION

    Global Products' customers are primarily large retailers, including mass merchandisers, discount stores, department stores, national and regional drug store chains and other regional chains. Global Products' customers sell through more than 20,000 individual retail outlets. Its current customer list includes the following national and regional chain stores: WalMart, Revco Drug Stores, CVS, Mervyn's, Target, Ames, Marshalls, Eckerd Drug, Family Dollar Stores, Sally Beauty Supply, Fay Drug, Arbor Drug and American Drug Stores.

    A significant portion of Global Products' sales is made by its in-house sales force. The remainder of Global Products' sales typically are made by independent sales representatives who receive a commission from Global Products on all orders generated by them. Independent sales representatives generally carry the product lines of several noncompeting manufacturers and distributors, many of whom are much larger than Global Products.

    SOURCING

    Global Products currently utilizes a combination of domestic and foreign suppliers and contract manufacturers and internal assembling for its consumer product lines. Global Products generally purchases its hair brushes and combs from foreign manufacturers, and packages these products in its Fairfield, New Jersey facility. Global Products purchases components for its bath and body product line from both foreign and domestic sources, and assembles and packages products in its Fairfield, New Jersey facility. Global Products does not have any binding agreements with any of its manufacturers or suppliers. Therefore, any of such entities can terminate their relationship with Global Products at any time. Global Products does not believe that the termination of any such relationship or relationships would have a material adverse impact on its operations since management believes it would have alternative sources for its products and components at comparable prices. There can be no assurance of this, however, or that, in the event that Global Products were to experience difficulties with its present manufacturers, suppliers and subassemblers, it would not experience a temporary delay in obtaining the products or components it needs elsewhere.

    COMPETITION

    The consumer products industry is subject to changes in styles and consumer tastes. An unanticipated change in consumer preferences inconsistent with Global Products' merchandise lines could have a serious and adverse effect upon its operations. Global Products' product lines are subject to intense competition with numerous manufacturers and distributors of hair, beauty and bath products. Mass merchandisers, drug store chains, and other mass volume retailers typically utilize freestanding pegboard fixtures or pegboard wall fixtures, as well as in-line shelving and end-cap displays, to display their products. Competition for shelf and wall space for product placement is intense, as many companies seek to have their products strategically placed within the store. Competition also exists with respect to product name recognition and pricing, since retailers and consumers often choose products on the basis of name brand, cost and value. Many of Global Products' competitors have greater product and name recognition than it does, as well as much larger and more sophisticated sales forces, product development, marketing and advertising programs and facilities. Global Products generally competes by attempting to offer quality service and products to its customers at reasonable prices.

EMPLOYEES

    As of March 25, 1997 the Company had approximately 1,000 employees. The Company is not a party to any collective bargaining agreements and never has experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located at 230 Park Avenue, New York, New York 10169. These headquarters are situated in approximately 11,500 square feet of space which the Company subleases for an average rent of approximately $304,000 per annum. The Company has executed leases for additional office space of approximately 6,000 square feet and 18,000 square feet, each at 230 Park Avenue, for rent of approximately $188,000 per annum and approximately $576,000 per annum, respectively. Each of the above-described leases expires in November 2006. The Company maintains leases on other properties used in the operations of its subsidiaries. The Company believes that its insurance coverage on its properties is adequate and that the Company, and each of its subsidiaries, as the case may be, is in compliance with the related leases.

ITEM 3. LEGAL PROCEEDINGS

    Gateway, the Company's residential long distance subsidiary, receives inquiries from state authorities with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. During 1996, Gateway experienced an increased level of consumer and regulatory complaints, a substantial majority of which arose from the activities of a limited number of independent marketing agents. On May 10, 1996, Gateway adopted a policy of mandatory independent verification for 100% of customer orders received from these agents' programs, and effective June 10, 1996, no longer accepts customer orders from these programs. In December 1996, the FCC and Gateway entered into a consent decree which terminated an inquiry by the FCC into any alleged violations of unauthorized carrier conversions through the use of box programs by some of Gateway's agents. The FCC cited Gateway's efforts in identifying the problems caused by these agents and its proactive response in implementing remedial actions on its own as significant factors leading to the consent decree in lieu of initiating a formal investigation. The Company does not believe that resolution of these issues will have a material adverse effect on the Company, its financial condition or its results of operations.

    In June 1996 the Company, as plaintiff, commenced an action for declaratory judgment against Nelson Thibodeaux, a former officer of Gateway, in the Federal District Court for the Southern District of New York, seeking a declaration that the Company has no obligation to Mr. Thibodeaux under stock option agreements granted to him during his employment with Gateway. Further, because the Company believes that any and all claims that may be advanced by Mr. Thibodeaux with regard to his stock option agreements would be frivolous, the Company has notified Mr. Thibodeaux and his counsel of its intention to seek sanctions and such other remedies as may be available against Mr. Thibodeaux and his counsel in the event that Mr. Thibodeaux and his counsel seek to assert any defense to the Company's action. Additionally, the Company seeks monetary damages arising from an alleged breach by Mr. Thibodeaux of the noncompetition and related provisions contained in his employment agreement with the Company. Mr. Thibodeaux answered the Company's complaint in August 1996, denying all of the Company's assertions. The Company intends to diligently proceed with this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
  MATTERS

MARKET PRICE OF THE COMPANY'S COMMON STOCK

    The Company's Common Stock has been quoted on the Nasdaq National Market since June 1994 under the symbol "WCII."

    The following table sets forth, for the fiscal periods indicated, the high and low last sale prices of the Common Stock as reported on the Nasdaq National Market. The quotes represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                                 COMMON STOCK
                                                                             --------------------
                                                                                          PRICE
PERIOD ENDED                                                                   HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
February 28, 1995..........................................................  $9 1/8     $5 1/32
May 31, 1995...............................................................  7 1/32     6
August 31, 1995............................................................  13 3/8     5
November 30, 1995..........................................................  21 13/16   13 1/2
December 31, 1995 (commencing December 1,1995).............................  17 3/8     14
March 31, 1996.............................................................  18 1/2     13 3/8
June 30, 1996..............................................................  32 1/4     16
September 30, 1996.........................................................  29         15 3/4
December 31, 1996..........................................................  23 7/8     16 1/2

    The last sale price of the Common Stock on March 25, 1997 was $11-3/4 per share. As of March 25, 1997, the Company had 32,766,706 shares of Common Stock outstanding held by more than 1,000 beneficial holders.

    RECENT SALES OF UNREGISTERED SECURITIES

    (a) The following table sets forth certain information with respect to issuances of securities by the Company (other than stock options granted to its employees and others) during the year ended December 31, 1996, without registration of such securities under the Securities Act:

                                                                    CONSIDERATION
                                                                    RECEIVED AND
                                                                   DESCRIPTION OF
                                                                   UNDERWRITING OR
                                                      NUMBER       OTHER DISCOUNTS       EXEMPTION
                                                        OF         TO MARKET PRICE         FROM
 DATE OF                                            SECURITIES       AFFORDED TO       REGISTRATION
  SALE     TITLE OF SECURITY                           SOLD          PURCHASERS           CLAIMED
---------  ---------------------------------------  -----------  -------------------  ---------------

 4/30/96   Common Stock...........................       8,643               (1)               4(2)
 4/30/96   Common Stock...........................      58,800               (1)               4(2)
11/30/96   Common Stock...........................      13,172               (2)               4(2)

------------------------

(1) Issued by the Company in connection with the acquisition of Fox/Lorber Associates, Inc. by a subsidiary of the Company.

(2) Issued by the Company in connection with the acquisition of Global Media The Sales And Marketing Company, Inc. by a subsidiary of the Company.

    (b) The following table sets forth certain information with respect to grants by the Company of stock options to its employees and others during the year ended December 31, 1996, without registration of such securities under the Securities Act:

                                            CONSIDERATION
                                            RECEIVED AND
                                           DESCRIPTION OF
                                           UNDERWRITING OR                     IF OPTION, WARRANT
                                           OTHER DISCOUNTS       EXEMPTION       OR CONVERTIBLE
                              NUMBER       TO MARKET PRICE         FROM        SECURITY, TERMS OF
  DATE OF      TITLE OF     OF OPTIONS       AFFORDED TO       REGISTRATION        EXERCISE OR
   SALE        SECURITY       GRANTED        PURCHASERS           CLAIMED          CONVERSION
-----------  -------------  -----------  -------------------  ---------------  -------------------
1/96--12/96   options to     4,057,000    options granted--            4(2)      exercisable for
               purchase                   no consideration                     periods of five or
             common stock                  received by the                       ten years from
              granted to                    Company until                       grant at exercise
               employees                      exercise                         prices ranging from
                                                                                $13.75 to $31.13

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below for the years ended February 28, 1993, 1994 and 1995, the ten months ended December 31, 1995 and as of and for the year ended December 31, 1996 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report. The selected financial data for the year ended December 31, 1995 has been derived from unaudited consolidated financial statements of the Company. In the opinion of management, the unaudited consolidated financial statement has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the period. This data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Report.

                                                                                                           YEAR ENDED
                                                     YEAR ENDED FEBRUARY 28,      TEN MONTHS ENDED        DECEMBER 31,
                                                 -------------------------------    DECEMBER 31,     ----------------------
                                                   1993       1994       1995           1995            1995        1996
                                                 ---------  ---------  ---------  -----------------  ----------  ----------
STATEMENT OF
  OPERATIONS DATA:

(IN THOUSANDS, EXCEPT PER
  SHARE DATA)
Net Sales:
  Telecommunications (1).......................  $      --  $   8,505  $  14,909     $    13,137     $   14,626  $   33,969
  Information services.........................         --         --        473           2,648          2,928      14,650
  Other........................................     11,289      7,120     10,183          13,986         15,746      19,429
                                                 ---------  ---------  ---------        --------     ----------  ----------
      Total net sales..........................     11,289     15,625     25,565          29,771         33,300      68,048
Operating income (loss):
  Telecommunications...........................         --       (814)    (4,984)         (7,288)        (8,437)    (43,698)
  Information services.........................         --         --       (157)            217            322      (1,409)
  Other........................................     (3,582)       159        216             681            644         (42)
  General corporate............................       (663)    (1,536)      (944)         (3,861)        (4,761)    (11,373)
                                                 ---------  ---------  ---------        --------     ----------  ----------
      Total operating loss.....................     (4,245)    (2,191)    (5,869)        (10,251)       (12,232)    (56,522)
Interest expense...............................       (534)      (744)      (637)         (7,630)        (7,712)    (37,476)
Interest income................................         75        109        385           2,890          2,935      10,275
Other expenses, net (2)........................         --     (5,369)    (1,109)           (866)        (1,211)         --
                                                 ---------  ---------  ---------        --------     ----------  ----------
Net loss.......................................  $  (4,704) $  (8,195) $  (7,230)    $   (15,857)    $  (18,220) $  (83,723)
                                                 ---------  ---------  ---------        --------     ----------  ----------
                                                 ---------  ---------  ---------        --------     ----------  ----------
Net loss per common share outstanding..........  $   (0.93) $   (1.06) $   (0.42)    $     (0.70)    $    (0.82) $    (3.00)
Weighted average common shares outstanding.....      5,066      7,719     17,122          22,770         22,287      27,911
Other Financial Data:
EBITDA (3).....................................  $  (2,955) $  (1,845) $  (5,179)    $    (8,952)    $  (10,723) $  (49,597)
Capital expenditures...........................         84        307      1,816           8,652          9,003      47,961

                                                                             FEBRUARY 28,                 DECEMBER 31,
                                                                    -------------------------------  ----------------------
                                                                      1993       1994       1995        1995        1996
                                                                    ---------  ---------  ---------  ----------  ----------
BALANCE SHEET DATA:
(IN THOUSANDS, EXCEPT PER
  SHARE DATA)
Cash, cash equivalents and short-term investments.................  $     631  $     719  $   3,156  $  211,701  $  122,487
Property and equipment, net.......................................        394      1,301      2,663      15,898      63,287
Total assets......................................................      8,943     14,610     29,509     285,363     290,223
Current portion of long-term debt and capital lease obligations...      3,858      2,851        332       9,643      23,036
Long-term debt and capital lease obligations, less current portion
  and discount....................................................      1,206      3,084      5,165     240,455     284,339
Common and preferred stock and additional paid-in capital(4)......     11,410     22,665     43,518     104,823      75,726
Stockholders' equity (deficit)....................................      1,747      4,719     18,280      21,752     (49,671)

------------------------

(1) The Company has generated minimal revenues from its Wireless Fiber services.

(2) For the year ended February 28, 1994, principally represents noncash expense of $5.3 million consisting of the difference between the exercise prices of certain options granted in connection with the Company's initial public offering in April 1991 and the market value of the underlying shares of Common Stock on the date such options became exercisable.

(3) EBITDA consists of loss before interest, income taxes, depreciation and amortization and other income and expense. EBITDA is a measure commonly used in the telecommunications industry and is presented to enhance an understanding of the Company's operating results and ability to service its debt. It is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated. See Item 8, "Financial Statements and Supplementary Data."

(4) The Company did not declare or pay any dividends on its Common Stock during the periods covered hereby.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

    The Company provides a full range of telecommunications services as a CLEC, including local, long distance and Internet access services, to small and medium-sized businesses in major metropolitan areas in the United States. By exploiting its Wireless Fiber services and a switch-based infrastructure, the Company seeks to distinguish itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber capacity to provide its Carrier Services, a variety of facilities-based broadband, high-capacity local access and digital network services, to other telecommunications services providers. As a complement to its telecommunications operations, the Company produces and distributes information and entertainment content. The Company also operates a nonstrategic consumer products company.

    During the third quarter of 1996, the Company launched its CLEC offering in New York City and has since introduced its local telecommunications services in 11 additional markets. The Company intends to introduce its local exchange services in all of the other major metropolitan areas where it is licensed to provide 38 GHz services over four or more 100 MHz channels during the next several years. The Company is creating an infrastructure on a city-by-city basis using its Wireless Fiber capabilities, switches acquired by the Company from equipment vendors and facilities leased from other carriers to originate and terminate traffic.

    The Company also provides wholesale Carrier Services that enable other carriers to expand their networks or meet end user demand via the Company's digital wireless capacity in the 38 GHz portion of the radio spectrum. The Company is in the process of expanding its Carrier Services business and currently markets these services in its licensed areas to RBOCs and other LECs, IXCs, CAPs and CLECs, PCS and CMRS providers, cable companies, Internet service providers, value-added resellers and systems integrators. Additionally, the Company has signed multi-year master service agreements with a number of large industry customers, including Pacific Bell and Ameritech Cellular Services, each of which has forecasted demand for several thousand circuits, including T-1 circuits (equivalent capacity of 24 voice-grade circuits) and DS-3 circuits (equivalent capacity of 28 T-1 circuits). The Company's wholesale Carrier Services business also will serve a significant portion of the local access needs of the Company's CLEC business, including backbone interconnections of hub, main switch and local node sites, and the origination and termination of local traffic for the Company's local exchange customers.

    In connection with the Company's rollout of its local telecommunications services, the Company is developing its business information services. One of the Company's goals in this area is to market an Internet-delivered group of targeted services to small to medium-sized business customers. It is currently anticipated that these services will be sold through the Company's direct sales force and will be structured as tiered-channels of licensed and customized information, which will serve as a one-stop, easy-to-use desktop information resource for the Company's business customers.

    The Company has significantly expanded its spectrum holdings during the past year with the completion of the Milliwave Acquisition and the Locate Acquisition. The Company also has entered into certain agreements to purchase an aggregate of 47 additional 38 GHz licenses. Currently, the Wireless Licenses allow the Company to provide Wireless Fiber services in 47 of the 50 most populated MSAs in the United States. The Wireless Licenses currently cover more than 100 cities with populations exceeding 100,000 each, encompass an aggregate population of approximately 172 million people and address approximately 600 million channels pops (population coverage multiplied by the number of 100 MHz channels). Upon completion of all pending acquisitions, which are subject to FCC consent, the Company's total population coverage will increase to approximately 180 million, its total channel pops will grow to approximately 650 million and the Wireless Licenses will allow the Company to provide services in 49 of the 50 most populated MSAs in the United States. See Item 1, "Business--Telecommunications Services-- Wireless Licenses."

REVENUES

    Revenues generated by the operations of the Company's telecommunications businesses will represent an increasing percentage of the Company's consolidated revenues as the Company expands into the local telecommunications services market. Factors driving the mix of revenues are as follows:

    CLEC AND LONG DISTANCE SERVICES. CLEC revenues are driven primarily by the number of local exchange circuits installed and in service. The Company had installed more than 5,600 CLEC customer lines as of February 28, 1997. Customers generally are billed a flat monthly fee plus a per-minute usage charge or fraction thereof. Revenue growth depends on the introduction of local exchange services in new cities, the purchase and installation of switches to service those areas, and the addition of new customers. Additionally, as bundled services, such as long distance, Internet access and Internet-related services, are purchased by the Company's customers, revenue per circuit would be expected to increase.

    The Company intends to develop other anticipated sources of revenue including resale agreements for CMRS, advanced data, broadband data transmission and video conferencing services. The Company believes that as its local exchange services business grows, such business will become the most significant component of the Company's revenues. Revenues from this segment were $502,000 in the fourth quarter of 1996, versus $84,000 in the third quarter of 1996, with approximately half of such revenues generated in the month of December. The Company currently sets prices at a discount to those charged by LECs and anticipates ongoing price reductions for provision of local exchange services.

    The Company is first rolling out its local services on a resale basis in each city and plans to follow initial sales with the installation of Lucent 5ESS switches. The first switch went into service in New York City in October 1996, and four additional switches are now under construction in Boston, Chicago, Los Angeles and San Diego. The Company began connecting customers to the New York switch via Wireless Fiber links in January 1997.

    Long distance telecommunications services revenues are driven principally by the size and type of the customer base, with the largest percentage of the Company's long distance telecommunications services revenues currently derived from residential customers. Customers are billed on the basis of minutes or fractions thereof. The Company is focusing on the sale of long distance services to small and medium-sized business customers as part of its CLEC business and is not currently marketing long distance services to residential customers on an active basis, except through established affinity group and other targeted programs. As a result, the Company is allowing its revenues from residential long distance service to decline through attrition, as it focuses on its core small to medium-sized business market.

    CARRIER SERVICES. Carrier Services revenues are driven primarily by the number and capacity (I.E., T-1s or DS-3s) of Wireless Fiber links in service. A key measure of progress for the Company is its installed and available Wireless Fiber capacity. The Company had more than 90,000 voice-grade equivalent circuits in place as of February 28, 1997. Customers generally are billed at a fixed monthly rate per unit of capacity. Since the Company's local access customers have been, and will likely continue to be, predominantly telecommunications services providers, the addition or loss of several major customers would have a material impact on this business. Another key measure of progress is the number of buildings for which the Company has secured Roof Rights. The Company's Roof Rights have been increasing in number and declining in average cost. As of February 28, 1997, the Company has secured Roof Rights on approximately 900 buildings and is acquiring Roof Rights to an additional 50 to 75 buildings per month.

    INFORMATION AND CONTENT. Information and content revenues are generated principally by: (i) sales of content and related services, such as documentaries, sports programming and foreign films, to traditional content customers, such as cable networks and radio stations; (ii) sales of content to new media distribution channels, such as on-line services; (iii) sales of advertising; and (iv) the bundling of content with the Company's telecommunications services. Revenues also are driven by the size and quality of the Company's programming library and the release of new programs, which affects quarter to quarter comparability.

    CONSUMER PRODUCTS. Consumer products revenues are generated by a nonstrategic subsidiary and are driven principally by the number of national retailers in the Company's customer base. The Company obtains shelf space through such large retailers, and the addition or loss of several large retailers can have a significant effect on the revenues of the Company's consumer products business. Product sell-through and new product introductions also play an important role in the Company's relationships with its customers.

COSTS

    Factors relating to costs are as follows:

    CLEC AND LONG DISTANCE SERVICES. Costs associated with the Company's CLEC business include significant up-front capital expenditures for development of the infrastructure required to provide the Company's own local exchange services, including expenditures relating to interconnection (I.E., the use of LEC facilities to terminate calls), purchases and installation of switching equipment, 38 GHz radios and related equipment, site acquisition fees and expenses (including option fees for the prequalification of buildings for Roof Rights) and strategic preplacement of a limited number of radios and related equipment in connection with the Company's building-centric network plan (I.E., hubbing). In addition, the Company is incurring start-up costs related to its CLEC business that will not be capitalized, including costs of engineering, sales office and service personnel, marketing, administrative and other personnel, who will be needed in advance of related revenues. When the Company commences operations in a city, it will initially resell the local exchange services of LECs or other CLECs. The Company will carry more of its traffic on its own facilities as it develops and installs the switches, radios and interconnections required to provide services in a particular city. However, the Company will always carry significant amounts of its traffic over leased facilities at lower margins. The resale of local exchange services typically will result in greater operating costs than the provision of services over the Company's own facilities and such costs will therefore decrease as a percentage of total CLEC operating costs as the Company begins to provide more services over its own facilities. Additionally, site acquisition and switch costs will become a lower percentage of cost per minute of service as more buildings are connected and as the Company increases the number of customers and lines per building. The up front capital costs of establishing the initial infrastructure required for the Company to provide its own local exchange services are substantial and much greater than those relating to the Company's Carrier Services business.

    Costs associated with the Company's long distance business include expenses related to minutes purchased from major carriers for resale, and accordingly fluctuate with revenue. Typically, reductions of such costs are achieved through negotiated volume rebates and competitive contract pricing. Generally, the Company is obligated to generate certain minimum monthly usage with its long distance carriers and may be required to pay, in addition to its monthly bill, an underutilization fee equal to a certain percentage of the difference between such minimum commitments and the traffic actually generated by the Company. The Company has never paid or been required to pay any underutilization charges. The Company expects that such costs will be reduced as it installs its own switches.

    CARRIER SERVICES. Costs associated with the Company's Carrier Services business include site acquisition (including option fees for the prequalification of buildings for Roof Rights) and equipment related fees and expenses, including costs incurred in connection with the acquisition of Roof Rights and the purchase of 38 GHz radios. In addition, the Company will continue to incur substantial start-up costs related to its Carrier Services business that will not be capitalized, including costs of engineering, sales office and service personnel, and marketing, administrative and other personnel, who will be needed in advance of related revenues. The Company anticipates that the cost per Wireless Fiber link will be reduced as increased traffic is generated in buildings in which the Company already has established service and as the Company qualifies for volume discounts from its principal equipment vendors. The Company also expects that equipment costs will continue to drop as a result of technological improvements and increased competition in the microwave equipment manufacturing industry.

    INFORMATION AND CONTENT. The Company's information and content businesses have production, distribution and administrative costs. Film production costs include those related to producing original products and licensing third-party products and are capitalized as incurred and are expensed as productions are completed and distributed. Overhead costs in the production division are also capitalized and allocated to films in progress, and are subsequently expensed as such films are completed and distributed. Other media production costs are expensed as incurred. The distribution and advertising divisions incur royalty costs payable to third-party producers and selling costs, both of which vary directly with sales of acquired product, as well as administrative costs and personnel-related costs, which are primarily fixed in nature and which are expensed as incurred.

    CONSUMER PRODUCTS. Costs associated with the Company's consumer products business fluctuate with material and labor component pricing. A large percentage of material components are sourced overseas, and are purchased in United States dollars. The Company seeks to lower product costs through improved material sourcing.

RESULTS OF OPERATIONS

    Revenues of the Company's operating segments are as follows (in millions):

                                                                                            TEN MONTHS
                                                                      YEAR ENDED       ENDED DECEMBER 31*,        YEAR ENDED
                                                                     FEBRUARY 28,                                DECEMBER 31,
                                                                 --------------------  --------------------  --------------------
                                                                   1994       1995       1994       1995       1995       1996
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
Telecommunications Services:
  Carrier Services.............................................  $      --  $     0.1  $      --  $     0.1  $     0.1  $     3.9
  Local Exchange...............................................         --         --         --         --         --        0.6
  Residential Long Distance....................................        8.5       14.8       13.4       13.0       14.5       29.5
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                       8.5       14.9       13.4       13.1       14.6       34.0
Information and Content........................................         --        0.5        0.2        2.6        2.9       14.7
Consumer Products..............................................        7.1       10.2        8.4       14.0       15.8       19.4
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
      Total Revenues...........................................  $    15.6  $    25.6  $    22.0  $    29.7  $    33.3  $    68.1
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------  ---------

------------------------

* The Company changed its fiscal year to December 31 from February 28 effective January 1, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenues increased by $34.8 million, or 104.5%, for the year ended December 31, 1996, to $68.1 million, from $33.3 million from the year ended December 31, 1995. This increase was primarily attributable to increased revenues generated by the Company's telecommunications and information services segments.

    The Company's telecommunications services revenues increased by $19.4 million, or 132.9%, for the year ended December 31, 1996, to $34.0 million, from $14.6 million for the year ended December 31, 1995, principally resulting from an increase in revenues from residential long distance telephone services. Revenues from the information and entertainment services segment increased by $11.8 million, or 406.9%, for the year ended December 31, 1996, to $14.7 million, from $2.9 million for the year ended December 31, 1995, due to continued growth of this segment internally and through acquisitions. The revenue increase in 1996 was generated primarily from increased production and distribution of entertainment content, including documentaries, foreign films and multimedia sports programming. Consumer products revenues increased by 22.8% in 1996 resulting from growth of the bath and body products line.

    Cost of services and products increased by $27.4 million, or 110.9%, for the year ended December 31, 1996, to $52.1 million, from $24.7 million for the year ended December 31, 1995. As a percentage of sales, cost of services and products in 1996 was 76.5%, compared with 74.2% in 1995, due in part to increased start-up costs for facilities in connection with the rollout of the Company's telecommunications network, in addition to lower profit margins in the consumer products segment.

    Selling, general and administrative expense increased by $48.1 million to $67.7 million for the year ended December 31, 1996, or 99.4% of revenues, from $19.6 million, or 58.9% of revenues, for the year ended December 31, 1995. Selling, general and administrative expense increased predominantly in the telecommunications segment as the Company continued to hire sales, marketing and related support personnel in connection with the accelerated roll out of its CLEC operations, and increased spending on related advertising and marketing of services in new and existing cities where the Company offered its services.

    For the reasons noted above, the operating loss for the year ended December 31, 1996, was $56.5 million, compared to an operating loss of $12.2 million for the year ended December 31, 1995.

    Depreciation and amortization expense increased by $3.5 million or 291.7%, for the year ended December 31, 1996, to $4.7 million, from $1.2 million for the year ended December 31, 1995, principally resulting from the Company's acquisition of switches, radios and other telecommunications equipment.

    Interest expense increased by $29.8 million, or 387.0%, for the year ended December 31, 1996, to $37.5 million, from $7.7 million for the year ended December 31, 1995. The increase was primarily attributable to $33.5 million in interest accrued on the Old Notes issued in the 1995 Debt Placement, which is not payable in cash until after 1999.

    Interest income increased by $7.4 million, or 255.2%, for the year ended December 31, 1996, to $10.3 million, from $2.9 million for the year ended December 31, 1995. The increase is attributable to short-term investment earnings on the proceeds of the 1995 Debt Placement.

    For the reasons noted above, the Company reported a net loss of $83.7 million for the year ended December 31, 1996, compared to a net loss of $18.2 million for the year ended December 31, 1995.

TEN MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE TEN MONTHS ENDED DECEMBER 31,
  1994

    Revenues for the ten months ended December 31, 1995 increased by $7.8 million, or 35.5%, to $29.8 million, from $22.0 million in the comparable period of the prior year. This increase was attributable to increased revenues in the Company's information and entertainment and consumer products merchandising segments. During the ten months ended December 31, 1995, the Carrier Services business had only nominal revenues. The information and entertainment segment, which reported nominal revenues in the prior year, had revenues of approximately $2.6 million for the ten months ended December 31, 1995, related primarily to the completion of certain documentary television products. The consumer products segment also experienced an increase in revenue of approximately $5.6 million, primarily due to the growth in sales volume of its bath and body product line.

    Cost of services and products for the ten months ended December 31, 1995 increased by $5.8 million, to $20.9 million, from $15.1 million for the ten months ended December 31, 1994. The increase was principally attributable to the growth in the Company's information and entertainment services and consumer products segments, along with initial expenses in connection with the Company's telecommunications network.

    Selling, general and administrative expenses increased by $7.7 million to $17.9 million, or 60.1% of revenues, for the ten months ended December 31, 1995, from $10.2 million, or 46.4% of revenues, in the comparable period of the prior year. The acquisition of Avant-Garde, the original holder of many of the Wireless Licenses) and the consolidation of that entity's results of operations into the Company's financial statements from July 17, 1995 onward, as well as the growth in the administrative infrastructure in the Carrier Services business accounted for approximately 32.7% of the total increase. In particular, expenses were incurred to develop operating systems, to market services to targeted customers and to prepare for future growth in the wireless business. Corporate general and administrative expenses accounted for approximately 28.1% of the total increase because of the hiring of additional personnel and the expansion of the Company's infrastructure to manage future growth in the telecommunications business. Selling and marketing expenses incurred by the consumer products segment to service increased revenues accounted for approximately 26.4% of the total increase.

    For the reasons noted above, the operating loss for the ten months ended December 31, 1995, was $10.3 million, compared to an operating loss of $3.6 million in the comparable period of the prior year.

    Interest expense increased by $7.1 million to $7.6 million for the ten months ended December 31, 1995, from $0.5 million for the ten months ended December 31, 1994, reflecting principally the noncash accretion of interest on the Old Notes.

    Interest income for the ten months ended December 31, 1995 increased by $2.6 million, to $2.9 million, compared with $0.3 million for the same period during the prior year. The increase was attributable to earnings on the 1995 Debt Placement, which raised net proceeds of $214.5 million.

    For the reasons noted above, the Company reported a net loss of $15.9 million for the ten months ended December 31, 1995, compared to a net loss of $4.6 million in the comparable period of the prior year.

YEAR ENDED FEBRUARY 28, 1995 COMPARED TO YEAR ENDED FEBRUARY 28, 1994

    Revenues for the year ended February 28, 1995, were $25.6 million, up 64.1% from the prior year's revenues of $15.6 million. During the year ended February 28, 1995, the telecommunications segment reported revenues of $14.9 million, compared to revenues of $8.5 million in the year ended February 28, 1994, an increase of 75.3%. Telecommunications revenues consisted almost entirely of revenues generated through the Company's resale of long distance services, and revenue growth resulted primarily from growth in the Company's customer base. The consumer products segment also experienced substantial revenue growth, from $7.1 million in the year ended February 28, 1994, to $10.2 million in the year ended February 28, 1995, an increase of 43.7%. This increase was attributable to approximately $3.6 million in additional revenues from the bath and body product line acquired in the year ended February 28, 1994, as well as growth in the personal care products line. These revenue increases were offset by a reduction of approximately $1.2 million in revenues from discontinued business lines. The information and entertainment segment generated $0.5 million in revenues in the year ended February 28, 1995, its first year of operation.

    Cost of services and products for the year ended February 28, 1995 increased by $8.4 million, or 78.5%, to $19.1 million, from $10.7 million for the year ended February 28, 1994. The increase is principally attributable to the growth in the Company's long distance telephone and consumer products businesses.

    Selling, general and administrative expenses increased by $5.2 million to $11.9 million, or 46.5% of revenues, for the year ended February 28, 1995, from $6.7 million, or 42.9% of revenues, for the prior year. The increase was attributable to increased operating expenses related to the growth of the Company's telecommunications revenues and the consumer products segment, the development of the corporate infrastructure needed to identify, acquire and manage opportunities for the Company's continued telecommunications growth, and start-up expenses associated with the Carrier Services business, offset by a reduction of expenses related to discontinued business lines. The Company also recorded a restructuring charge of $0.6 million and other nonrecurring charges of $0.5 million in the year ended February 28, 1995, related to its telecommunications operations. These charges include termination costs for previous executive, management, and staff personnel as well as other charges taken in connection with sales programs and other initiatives implemented by previous management. For the reasons noted above, the operating loss for the year ended February 28, 1995, was $5.9 million, compared to an operating loss of $2.1 million in the prior year.

    Interest expense decreased to $0.6 million in the year ended February 28, 1995 from $0.7 million in the prior year. This improvement was due to the use of approximately $2.0 million in promissory notes by the holders thereof for the payment of the exercise price of certain warrants.

    For the reasons noted above, the Company reported a net loss of $7.2 million for the year ended February 28, 1995, compared to a net loss of $8.2 million for the year ended February 28, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will increase over the near term as the Company accelerates its growth strategy. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities, and expects to continue funding its growth strategy, as necessary, through a combination of these financing vehicles. Cash used to fund negative EBITDA during the year ended December 31, 1996 was $49.6 million, and purchases of property and equipment were $48.0 million. At December 31, 1996 and 1995, working capital was $75.6 million and $214.9 million, respectively, including cash, cash equivalents and short-term investments of $87.6 million and $211.7 million, respectively (giving effect to the Milliwave Acquisition). As of December 31, 1996, after giving pro forma effect to the Milliwave Acquisition and the Preferred Stock Placement (as defined below), cash, cash equivalents and short-term investments were $183.6 million. As adjusted, giving effect to the 1997 Debt Placement (as defined below) (including the application of $17.8 million of the proceeds therefrom to repay promissory notes of the Company issued in connection with the Locate Acquisition (the "Locate Notes")) cash, cash equivalents and short-term investments were $456.2 million as of December 31, 1996.

    The passage of the Telecommunications Act in February 1996 resulted in opportunities that motivated the Company to accelerate the development and expansion of its telecommunications businesses through increased capital expenditures. Capital expenditures for the years ended December 31, 1996 and 1995 were $48.0 million and $9.0 million, respectively. As a result of the acceleration of the development and expansion of the Company's telecommunications business, the Company's current plans are for capital expenditures of an average of approximately $170 million per year over the next three years. The amount of capital required to execute this plan is a function of the speed at which the plan is executed. The Company may elect to slow the speed or narrow the focus of this expansion in the event that it is unable to raise sufficient amounts of capital on acceptable terms.

    A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, has opened sales offices in eleven major cities and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets.

    The Company has commitments during 1997 to purchase $26.4 million of telecommunications capital equipment and, prior to April 8, 1997, to repay the Locate Notes aggregating approximately $17.8 million.

    In February 1997 the Company sold 4,000,000 shares of its 6% Series A Cumulative Preferred Stock and warrants to purchase 1,600,000 shares of Common Stock, pursuant to which the Company and one of its subsidiaries realized net proceeds of approximately $96 million (the "Preferred Stock Placement"). In addition, in March 1997, the Company and one of its subsidiaries sold an aggregate of $300 million principal amount of notes, pursuant to which they realized net proceeds of approximately $290 million (the "1997 Debt Placement").

    Management anticipates, based on current plans and assumptions relating to its operations, that the proceeds of the 1997 Debt Placement, together with the Company's existing financial resources and additional equipment financing arrangements which the Company intends to seek, will be sufficient to fund the Company's growth and operations for approximately 24 to 30 months from the date of this Report. In order to provide additional future liquidity to the Company, the Company has obtained a commitment for a $150 million facility from affiliates of the initial purchasers of the notes sold in the 1997 Debt Placement, which, subject to the Company satisfying various operating and financial criteria, may be drawn by the Company on March 31, 1999. In the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any acquisitions of businesses or assets (including additional spectrum licenses, by auction or otherwise), the Company may be required to seek additional sources of capital sooner than currently anticipated.

    The Company's subsidiaries have two asset-based working capital facilities with a total of $9.8 million outstanding thereunder as of December 31, 1996, with terms expiring in 1998 and 1999. Remaining availability under these lines as of December 31, 1996 was approximately $1.7 million. In addition, the Company's subsidiaries have entered into, and will continue to seek, financing arrangements with respect to equipment, including telecommunications switches, 38 GHz radios and other related equipment. The Company's subsidiary, WinStar Telecom, consummated a $3.1 million sale/leaseback of its New York City switch in December 1996, and borrowed approximately $3.3 million from a third party lender in connection with WinStar Telecom's purchase of its Chicago switch from Lucent in March 1997.

FORWARD-LOOKING STATEMENTS

    When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network; (b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by Item 8(a) are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders anticipated to be held on June 30, 1997.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Financial Statements

           See Index to Financial Statements and Financial Statement Schedules appearing on page F-1

        (2) Financial Statement Schedules

           See Index to Financial Statements and Financial Statement Schedules appearing on page F-1

        (3) Exhibits

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
    2.1    Agreement by and among the Company, New Media, TWL, and the principals of TWL relating to certain financing provided by the Company to TWL and related matters (Incorporated by reference from Exhibit
           2.3 to the Company's Annual Report for the Fiscal Year Ended February 28, 1994)
    2.2    First Amendment to Agreement by and among the Company, New Media, TWL and the principals of TWL
           (Incorporated by reference from Exhibit 2.2 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended February 28, 1995)
    2.3    Second Amendment to Agreement by and among the Company, New Media, TWL and the principals of TWL
           (Incorporated by reference from Exhibit 2.2 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended February 28, 1995)
    3.1    Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the
           Company's Registration Statement on Form S-18 (No. 33-37024))
    3.2    Amendment to Certificate of Incorporation of the Company effecting name change from "Robern Apparel,
           Inc." to "Robern Industries, Inc." (Incorporated by reference to Exhibit 3.1(b) to the Company's
           Registration Statement on Form S-4 (No. 33-52716))
    3.3    Second Amendment to Certificate of Incorporation of the Company effecting name change from "Robern
           Industries, Inc." to "WinStar Communications, Inc." (Incorporated by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form S-1 (No. 33-43915))
    3.4    Certificate of Elimination of Series A, B, C, D and E Preferred Stock of the Company (Incorporated by
           reference to Exhibit 3.6 to the Company's Current Report on Form 8-K dated February 14, 1997)
    3.5    Certificate of Designations, Preferences and Rights of 6% Series A Cumulative Convertible Preferred
           Stock (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated
           February 14, 1997)
    3.6    By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration
           Statement on Form S-18 (No. 33-37024))
    3.6(a) Amendments to the By-Laws of the Company (Incorporated by reference to Exhibit 3.6(a) to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
    3.7    Certificate of Incorporation of WinStar Wireless (Incorporated by reference from Exhibit 7 to the
           Company's Current Report on Form 8-K, dated February 11, 1994)
    3.8    By-Laws of WinStar Wireless (Incorporated by reference from Exhibit 8 to the Company's Current Report on Form 8-K, dated February 11, 1994)
    3.9    Certificate of Incorporation of Gateway (Incorporated by reference to Exhibit 3.5 to the Company's
           Annual Report on From 10-K for the Fiscal Year Ended February 28, 1993)
    3.10   Amendment to Certificate of Incorporation of Gateway effecting name change from "Communications
           Gateway Network, Inc." to "WinStar Gateway Network, Inc." (Incorporated by reference from Exhibit 3.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
    3.11   By-Laws of Gateway (Incorporated by reference to Exhibit 3.6 to the Company's Annual Report on From
           10-K for the Fiscal Year Ended February 28, 1993)
    3.12   Certificate of Incorporation of New Media (Incorporated by reference to Exhibit 3.9 to the Company's
           Annual Report on From 10-KSB for the Fiscal Year Ended February 28, 1994)
    3.13   Amendment to Certificate of Incorporation of New Media effecting name change from "WinStar Interactive
           Media Company, Inc." to "WinStar New Media Company, Inc." (Incorporated by reference from Exhibit 3.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
    3.14   By-Laws of New Media (Incorporated by reference to Exhibit 3.10 to the Company's Annual Report on Form
           10-KSB for the fiscal year ended February 28, 1994)
    3.15   Certificate of Incorporation of WinStar Wireless Fiber Corp. ("Wireless Fiber Corp.") (Incorporated by
           reference to Exhibit 3.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
           February 28, 1995)
    3.16   Amendment to Certificate of Incorporation of Wireless Fiber Corp. effecting name change from "WinCom
           Corp." to "WinStar Wireless Fiber Corp." (Incorporated by reference to Exhibit 3.17 the Company's
           Registration Statement on Form S-3 (No. 33-95242))
    3.17   Certificate of Merger effecting merger of Avant-Garde into Wireless Fiber Corp. (Incorporated by reference to Exhibit 3.18 the Company's Registration Statement on Form S-3 (No. 33-95242))
    3.18   By-Laws of Wireless Fiber Corp. (Incorporated by reference to Exhibit 3.17 to the Company's Annual
           Report on Form 10-KSB for the fiscal year ended February 28, 1995)
    3.19   Certificate of Incorporation of Global Products (Incorporated by reference to Exhibit 3.3 to the
           Registration Statement on Form S-18 of Global Products (No. 33-12549))
    3.20   Amendment to Certificate of Incorporation of Global Products to change its name from "Beauty Labs,
           Inc." to "WinStar Global Products, Inc." (Incorporated by reference from Exhibit 3.19 to the Company's
           Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
    3.21   By-Laws of Global Products (Incorporated by reference to Exhibit 3.4 to the Registration Statement on
           Form S-18 of Global Products (No. 33-12549))
    3.22   Certificate of Incorporation of WinStar NFF Inc. ("WinStar NFF") (Incorporated by reference from
           Exhibit 3.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28,
           1995)
    3.23   By-laws of WinStar NFF (Incorporated by reference from Exhibit 3.22 to the Company's Annual Report on
           Form 10-KSB for the fiscal year ended February 28, 1995)
    3.24   Certificate of Merger of NFF with and into WinStar NFF, with WinStar NFF as the merger's surviving entity (Incorporated by reference from Exhibit 3.23 to the Company's Annual Report on Form 10-KSB for
           the fiscal year ended February 28, 1995)

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
    3.25   Amendment to Certificate of Incorporation of WinStar NFF changing its name from "WinStar NFF Inc." to
           "Non Fiction Films Inc." (Incorporated by reference from Exhibit 3.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
    3.26   Certificate of Incorporation of WinStar Telecom (Incorporated by reference from Exhibit 3.24 to the
           Company's Transition Report on Form 10-KSB for the ten months ended December 31, 1995)
    3.27   By-laws of WinStar Telecom (Incorporated by reference from Exhibit 3.24 to the Company's Transition
           Report on Form 10-KSB for the ten months ended February 28, 1995)
    4.1    Specimen of Common Stock Certificate (Incorporated by reference from Exhibit 4.3 to the Registration
           Statement of Company on From S-18 (No. 33-37024))
    4.2    Specimen of 6% Series A Preferred Stock Certificate (Incorporated by reference to Exhibit 3 to the
           Company's Current Report on Form 8-K, dated February 14, 1997)
    4.3    EC-A Warrants issued to Everest Capital Fund, L.P. ("Fund") for 130,500 shares of Common Stock and to
           Everest Capital International, L.P. ("Capital") for 169,500 shares of Common Stock (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 33-95242))
    4.4    EC-B Warrants issued to Fund for 43,500 shares of Common Stock and to Capital for 56,500 shares of
           Common Stock (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form
           S-3 (No. 33-95242))
    4.5    EC-C Warrants issued to Fund for 65,250 shares of Common Stock and to Capital for 84,750 shares of
           Common Stock (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form
           S-3 (No. 33-95242))
    4.6    Form of Warrants issued to purchasers in the Preferred Stock Placement (Incorporated by reference to
           Exhibit 4.10 to the Company's Current Report on Form 8-K, dated February 14, 1997)
   10.1    Agreement between the Company and ITC Group (Incorporated by reference from Exhibit 10.9 to the
           Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
   10.2    Lease for 230 Park Avenue, New York, New York facilities (Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
   10.3    Lease for additional space at 230 Park Avenue, New York, New York 10169 (Incorporated by reference from Exhibit 10.2(a) to the Company's Transition Report on Form 10-KSB for the ten months ended
           December 31, 1995)
   10.4    Lease for 144 Fairfield Road, Fairfield, New Jersey facilities (Incorporated by reference from Exhibit
           10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)
   10.5    Lease for 7799 Leesburg Pike, Tysons Corner, Virginia facilities (Incorporated by reference from
           Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28,
           1995)
   10.5(a) Amendment to Leesburg Pike Lease (Incorporated by reference from Exhibit 10.7(a) to the Company's
           Transition Report on Form 10-KSB for the ten months ended December 31, 1995)
   10.6    1992 Performance Equity Plan (Incorporated by reference to Exhibit 10.53 to the Company's Registration
           Statement on Form S-18 (No. 33-37024)*
   10.7    Loan and Security Agreement between Gateway and The CIT Group/Credit Finance, Inc. ("CIT")
           (Incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended February 28, 1995)

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
   10.8    Guaranty and Surety Agreement between the Company and CIT in connection with Exhibit 10.12 above
           (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended February 28, 1995)
   10.9    Subordination Agreement between the Company and CIT in connection with Exhibit 10.12 above
           (Incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended February 28, 1995)
   10.10   Keepwell Agreement between the Company and CIT in connection with Exhibit 10.12 above (Incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
           February 28, 1995)
   10.11   Agreement between CIT and Zero Plus Dialing, Inc. regarding Escrow and Disbursing Agreement with Texas
           Commerce Bank and Assignment of Outstanding Accounts Receivable in connection with Exhibit 10.22 above
           (Incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended February 28, 1995)
   10.12   Limited Guaranty of the Company in connection with Exhibit 10.19 above (Incorporated by reference from
           Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28,
           1995)
   10.13   Executive Incentive Compensation Program (Incorporated by reference from Exhibit 10.40 to the
           Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)*
   10.14   Lease for 12 Gardner Road, Fairfield, New Jersey facilities (Incorporated by reference to Exhibit
           10.52 to the Company's Registration Statement on Form S-3 (No. 33-95242))
   10.15   Agreement between the Company, WinStar Wireless and P-Com, Inc. (Incorporated by reference from
           Exhibit 10.11 to the Registration Statement on Form S-1 of P-Com, Inc. (No. 33-88492) on file with the
           Commission)
   10.16   Employment Agreement between the Company and Nathan Kantor, together with voting stipulation given by
           William J. Rouhana, Jr. to Mr. Kantor (Incorporated by reference to Exhibit 10.54 to the Company's
           Registration Statement on Form S-3 (No. 33-95242))*
   10.17   Form of Stock Option Agreement between the Company and Nathan Kantor for the purchase of 350,000 shares of Common Stock (Incorporated by reference to Exhibit 10.55 to the Company's Registration
           Statement on Form S-3 (No. 33-95242))*
   10.18   Form of Stock Option Agreement between the Company and Nathan Kantor for the purchase of 350,000 additional shares of Common Stock (Incorporated by reference to Exhibit 10.56 to the Company's
           Registration Statement on Form S-3 (No. 33-95242))*
   10.19   Employment Agreement between the Company and William J. Rouhana, Jr. (Incorporated by reference to
           Exhibit 10.57 to the Company's Registration Statement on Form S-3 (No. 33-95242))*
   10.20   Employment Agreement between the Company and Fredric E. von Stange (Incorporated by reference to
           Exhibit 10.58 to the Company's Registration Statement on Form S-3 (No. 33-95242))*
   10.21   Facility Agreement between ML Investors Services, Inc. ("ML") and WinStar Wireless (Incorporated by
           reference to Exhibit 10.59 to the Company's Registration Statement on Form S-3 (No. 33-95242))
   10.22   Master Lease Agreement between ML and WinStar Wireless (Incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-3 (No. 33-95242))
   10.23   Form of Stock Option Agreement between the Company and ML (Incorporated by reference to Exhibit 10.61 to the Company's Registration Statement on Form S-3 (No. 33-95242))

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
   10.24   Lease Guaranty between the Company and ML (Incorporated by reference to Exhibit 10.62 to the Company's
           Registration Statement on Form S-3 (No. 33-95242))
   10.25   Service Agreement between WinStar Wireless and AT&T (Incorporated by reference to Exhibit 10.63 to the
           Company's Registration Statement on Form S-3 (No. 33-95242)) (confidentiality granted under Rule 406 promulgated under the Act; accordingly, certain information has been omitted from this exhibit and filed separately with the Commission)
   10.26   Senior Notes Indenture, including form of Restricted Global Senior Note, entered into in connection with the Company's private placement of notes in October 1995 (the "1995 Debt Placement")
           (Incorporated by reference from Exhibit 2 to the Current Report on Form 8-K, dated October 23, 1995)
   10.27   Convertible Notes Indenture, including form of Restricted Global Convertible Notes, entered into in connection with the 1995 Debt Placement (Incorporated by reference from Exhibit 3 to the Current
           Report on Form 8-K, dated October 23, 1995)
   10.28   Employment Agreement between WinStar Wireless and Leo I. George (Incorporated by reference from
           Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28,
           1995)*
   10.29   Employment Agreement between NFF and Stuart B. Rekant (Incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)*
   10.30   Employment Agreement between New Media and Stuart B. Rekant (Incorporated by reference from Exhibit
           10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995)*
   10.31   Registration Rights Agreement among the Company and the former stockholders of the partners of
           Milliwave entered into in connection with the Milliwave Acquisition (Incorporated by reference to the
           Company's Current Report on Form 8-K dated February 17, 1997)
   10.32   Amended and Restated Credit Agreement among WinStar Global Products, Inc., IBJ Schroder Bank Trust
           Company, as lender, and IBJ Schroder Bank & Trust Company, as agent (Incorporated by reference to
           Exhibit 10.79 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
   10.33   Pledge Agreement by WinStar Global Products, Inc. in favor of IBJ Schroder Banker & Trust Company, as agent (Incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1996)
   10.34   Subordination Agreement between WinStar Communications, Inc., and IBJ Schroder Bank & rust Company, as agent (Incorporated by reference to Exhibit 10.81 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1996)
   10.35   Amended and Restated Guaranty between WinStar Communications, Inc. and IBJ Schroder Bank & Trust
           Company, as agent agent (Incorporated by reference to Exhibit 10.82 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
   10.36   First Supplemental Indenture (Old Senior Notes) between WinStar Communications, Inc. and United States
           Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.83 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
   10.37   First Supplemental Indenture (Convertible Notes) between WinStar Communications, Inc. and United
           States Trust Company of New York, as trustee (Incorporated by reference to Exhibit 10.84 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  ------------------------------------------------------------------------------------------------------
   10.38   Senior Notes Indenture, including form of New Senior Note, entered into in connection with the issuance of the New Senior Notes in the 1997 Debt Placement (Incorporated by reference from Exhibit
           10.2 to the Company's Current Report on Form 8-K, dated March 27, 1997)
   10.39   Guaranteed Senior Secured Notes Indenture, including form of WEC Note, entered into in connection with the issuance of the WEC Notes in the 1997 Debt Placement (Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 27, 1995)
   10.40   Purchase Agreement with respect to the New Senior Notes and the WEC Notes entered into by the Company,
           WEC and the purchasers thereunder in connection with the 1997 Debt Placement (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 27, 1995)
   10.41   Registration Rights Agreement entered into by the Company, WEC and the initial holders of the Notes in connection with the 1997 Debt Placement (Incorporated by reference from Exhibit 10.4 to the Company's
           Current Report on Form 8-K, dated March 27, 1995)
   10.42   Security Agreement entered into by WEC and the Trustee in connection with the 1997 Debt Placement
           (Incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March
           27, 1995)
   10.43   Securities Purchase Agreement entered into in connection with the Preferred Stock Placement
           (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated February
           14, 1997)
   10.44   Registration Rights Agreement entered into in connection with the Preferred Stock Placement
           (Incorporated by reference to Exhibit 10.85 to the Company's Current Report on Form 8-K dated February
           14, 1997)
   21.1    Schedule of Company's Subsidiaries (filed herewith)
   23.1    Consent of Grant Thornton LLP, Independent Accountants of the Company
   27.1    Financial Data Schedule

------------------------

*   Indicates management contract or compensatory plan or arrangement.

    (b) Reports on Form 8-K

        1. Current Report on Form 8-K with respect to the acquisition by the Company of certain assets and business comprising the Microwave Division of Local Area Telecommunications, Inc. on October 8, 1996, including the following audited (except as otherwise indicated) financial statements of the acquired business: Balance sheets as of June 30, 1996 and 1995; Statements of Operations for the year ended December 31, 1995 and the six months ended June 30, 1996 and 1995 (unaudited); Statements of Divisional (Deficit) Surplus as of and for the six months ended June 30, 1996 (unaudited) and for the years ended December 31, 1995 and 1994; and Statements of Cash Flows for the year ended December 31, 1995 and the six months ended June 30, 1996 and 1995 (unaudited)

    Copies of the exhibits listed above will be made available by the Company to any stockholder upon written request of the stockholder addressed to WinStar Communications, Inc., 230 Park Avenue, Suite 3126, New York, New York 10169,
Attention: Investor Relations. Any stockholder requesting a copy of any such exhibit will be charged a copying fee of $.25 per page.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                                          WINSTAR COMMUNICATIONS, INC.
                                          By: /s/ WILLIAM J. ROUHANA, JR.
                                             -----------------------------------
                                             William J. Rouhana, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer

    In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                         TITLE                                 DATE
---------------------------------------  ------------------------------------------------------  -----------------

/s/ WILLIAM J. ROUHANA, JR.              Chairman of the Board, Chief Executive Officer
-------------------------------          (principal executive officer) and Director
William J. Rouhana, Jr.                                                                          March 31, 1997

/s/ STEVEN G. CHRUST
-------------------------------          Vice Chairman and Director
Steven G. Chrust                                                                                 March 31, 1997

/s/ NATHAN KANTOR
-------------------------------          President, Chief Operating Officer and Director
Nathan Kantor                                                                                    March 31, 1997

/s/ FREDRIC E. VON STANGE                Executive Vice President, Chief Financial Officer
-------------------------------          (principal accounting officer) and Director
Fredric E. von Stange                                                                            March 31, 1997

/s/ WILLIAM HARVEY
-------------------------------          Director
William Harvey                                                                                   March 31, 1997

/s/ STEVEN MAGYAR
-------------------------------          Director
Steven Magyar                                                                                    March 31, 1997

/s/ WILLIAM J.VANDEN HEUVEL
-------------------------------          Director
William J. vanden Heuvel                                                                         March 31, 1997

/s/ BERT WASSERMAN
-------------------------------          Director
Bert Wasserman                                                                                   March 31, 1997

-------------------------------          Director
Dennis R. Patrick

/s/ JAMES I. CASH
-------------------------------          Director
James I. Cash                                                                                    March 31, 1997

                          WINSTAR COMMUNICATIONS, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        PAGE NUMBER
                                                                                                      ---------------

Report of Independent Certified Public Accountants..................................................           F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996........................................           F-3

Consolidated Statements of Operations, Year Ended February 28, 1995, Ten Months ended December 31,
  1994 (unaudited), Ten Months ended December 31, 1995 and the Year Ended December 31, 1996.........           F-4

Consolidated Statements of Stockholders' Equity (Deficit), Year Ended February 28, 1995, Ten Months
  ended December 31, 1995 and the Year Ended December 31, 1996......................................           F-5

Consolidated Statements of Cash Flows, Year Ended February 28, 1995, Ten Months ended December 31,
  1995 and the Year Ended December 31, 1996.........................................................           F-8

Notes to Consolidated Financial Statements..........................................................           F-9

Report of Independent Certified Public Accountants on Schedules.....................................          F-31

Schedule II--Valuation and Qualifying Accounts, Year Ended February 28, 1995, Ten Months Ended
  December 31, 1995 and the Year Ended December 31, 1996............................................          F-32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  WinStar Communications, Inc.

    We have audited the accompanying consolidated balance sheets of WinStar Communications, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended February 28, 1995, the ten months ended December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinStar Communications, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for the year ended February 28, 1995, the ten months ended December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York

January 24, 1997

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                          DECEMBER 31, 1996
                                                                      DECEMBER 31,  -----------------------------
                                                                          1995      HISTORICAL     PRO FORMA
                                                                      ------------  ---------  ------------------
                                                                                                (UNAUDITED, NOTE
                                                                                                       2)
                                                     ASSETS
Current assets
  Cash and cash equivalents.........................................   $  138,106   $  95,490      $   60,573
  Short-term investments............................................       73,595      26,997          26,997
                                                                      ------------  ---------        --------
    Cash, cash equivalents and short-term investments...............      211,701     122,487          87,570
  Investments in equity securities..................................        6,515         688             688
  Accounts receivable, net of allowance for doubtful accounts of
    $800 and $1,002 respectively....................................        8,684      17,649          17,655
  Inventories.......................................................        7,392      13,615          13,615
  Prepaid expenses and other current assets.........................        3,768      16,726          11,726
                                                                      ------------  ---------        --------
    Total current assets............................................      238,060     171,165         131,254
Property and equipment, net.........................................       15,898      63,287          64,678
Licenses, net.......................................................       12,556      27,434         167,569
Intangible assets, net..............................................        3,034      13,404          13,404
Deferred financing costs............................................       10,525      10,535          10,535
Other assets........................................................        5,290       4,398           4,398
                                                                      ------------  ---------        --------
        Total assets................................................   $  285,363   $ 290,223      $  391,838
                                                                      ------------  ---------        --------
                                                                      ------------  ---------        --------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt.................................   $    8,288   $  19,901      $   19,901
  Accounts payable and accrued expenses.............................       13,513      32,519          32,630
  Current portion of capitalized lease obligations..................        1,355       3,135           3,135
                                                                      ------------  ---------        --------
    Total current liabilities.......................................       23,156      55,555          55,666
Capitalized lease obligations, less current portion.................        6,081      10,849          10,849
Long-term debt, less current portion................................      234,374     273,490         273,490
Deferred income taxes...............................................       --          --              26,500
                                                                      ------------  ---------        --------
    Total liabilities...............................................      263,611     339,894         366,505
                                                                      ------------  ---------        --------
Commitments and contingencies
Stockholders' equity (deficit)
  Preferred stock...................................................          689      --              --
  Common stock, par value $.01; authorized 75,000 shares, issued
    29,708 and 28,989, outstanding 27,201 and 28,989, respectively,
    and pro forma issued and outstanding 32,583 shares..............          297         290             326
  Additional paid-in capital........................................      103,837      75,436         150,404
  Accumulated deficit...............................................      (41,311)   (125,034)       (125,034)
                                                                      ------------  ---------        --------
                                                                           63,512     (49,308)         25,696
  Treasury stock....................................................      (39,678)     --              --
  Deferred compensation.............................................       (1,100)     --              --
  Unrealized loss on marketable equity securities...................         (982)       (363)           (363)
                                                                      ------------  ---------        --------
    Total stockholders' equity (deficit)............................       21,752     (49,671)         25,333
                                                                      ------------  ---------        --------
        Total liabilities and stockholders' equity (deficit)........   $  285,363   $ 290,223      $  391,838
                                                                      ------------  ---------        --------
                                                                      ------------  ---------        --------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE
                                                              YEAR ENDED      FOR THE TEN MONTHS       FOR THE
                                                               FEBRUARY       ENDED DECEMBER 31,      YEAR ENDED
                                                                  28,      ------------------------  DECEMBER 31,
                                                                 1995          1994         1995         1996
                                                              -----------  ------------  ----------  ------------
                                                                           (UNAUDITED)
Operating revenues
  Telecommunications services...............................   $  14,909    $   13,420   $   13,137   $   33,969
  Information services......................................         473           193        2,648       14,650
  Other.....................................................      10,183         8,405       13,986       19,429
                                                              -----------  ------------  ----------  ------------
Total operating revenues....................................      25,565        22,018       29,771       68,048
                                                              -----------  ------------  ----------  ------------
Operating expenses
  Cost of services and products.............................      19,137        15,147       20,906       52,136
  Selling, general and administrative expenses..............      11,895        10,196       17,906       67,688
  Depreciation and amortization.............................         402           319        1,210        4,746
                                                              -----------  ------------  ----------  ------------
Total operating expenses....................................      31,434        25,662       40,022      124,570
                                                              -----------  ------------  ----------  ------------
Operating loss..............................................      (5,869)       (3,644)     (10,251)     (56,522)

Other income (expense)
  Interest expense..........................................        (637)         (505)      (7,630)     (37,476)
  Interest income...........................................         385           297        2,890       10,275
  Equity in loss of AGT.....................................      (1,109)         (766)        (866)          --
                                                              -----------  ------------  ----------  ------------
Net loss....................................................   $  (7,230)   $   (4,618)  $  (15,857)  $  (83,723)
                                                              -----------  ------------  ----------  ------------
                                                              -----------  ------------  ----------  ------------
Net loss per share..........................................   $   (0.42)   $    (0.28)  $    (0.70)  $    (3.00)
                                                              -----------  ------------  ----------  ------------
                                                              -----------  ------------  ----------  ------------
Weighted average shares outstanding.........................      17,122        16,609       22,770       27,911
                                                              -----------  ------------  ----------  ------------
                                                              -----------  ------------  ----------  ------------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED FEBRUARY 28, 1995
                                 (IN THOUSANDS)

                                                                                    PREFERRED STOCK
                                                             -------------------------------------------------------------
                                                                       B                        C                   D
                                                             ----------------------  ------------------------  -----------
                                                               SHARES      AMOUNT      SHARES       AMOUNT       SHARES
                                                             -----------  ---------  -----------  -----------  -----------
BALANCES AT FEBRUARY 28, 1994..............................        1.20   $   1,204        0.17    $     173          225
Issuances of common stock..................................
Exercise of warrants.......................................
Conversion of preferred stock..............................       (0.53)       (533)      (0.17)        (173)        (225)
Preferred stock dividend...................................        0.06          62
Other, net.................................................
Net loss...................................................
                                                                  -----   ---------       -----        -----          ---
BALANCES AT FEBRUARY 28, 1995..............................        0.73   $     733      --        $  --           --
                                                                  -----   ---------       -----        -----          ---
                                                                  -----   ---------       -----        -----          ---


                                                                               COMMON STOCK       ADDITIONAL
                                                                          ----------------------    PAID-IN    ACCUMULATED
                                                               AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT
                                                             -----------  ---------  -----------  -----------  ------------
BALANCES AT FEBRUARY 28, 1994..............................   $     900       9,843   $      98    $  20,290    $  (17,946)
Issuances of common stock..................................                   3,714          37        7,967
Exercise of warrants.......................................                   6,105          61       12,738
Conversion of preferred stock..............................        (900)        485           5        1,601
Preferred stock dividend...................................                                                            (62)
Other, net.................................................                                              (13)
Net loss...................................................                                                         (7,230)
                                                                  -----   ---------       -----   -----------  ------------
BALANCES AT FEBRUARY 28, 1995..............................   $  --          20,147   $     201    $  42,583    $  (25,238)
                                                                  -----   ---------       -----   -----------  ------------
                                                                  -----   ---------       -----   -----------  ------------


                                                                TOTAL
                                                             STOCKHOLDERS'
                                                                EQUITY
                                                             ------------
BALANCES AT FEBRUARY 28, 1994..............................   $    4,719
Issuances of common stock..................................        8,004
Exercise of warrants.......................................       12,799
Conversion of preferred stock..............................       --
Preferred stock dividend...................................       --
Other, net.................................................          (13)
Net loss...................................................       (7,230)
                                                             ------------
BALANCES AT FEBRUARY 28, 1995..............................   $   18,279
                                                             ------------
                                                             ------------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                 PREFERRED STOCK
                                 ------------------------------------------------
                                           B                        E                   COMMON STOCK       ADDITIONAL
                                 ----------------------  ------------------------  ----------------------    PAID-IN    ACCUMULATED
                                  SHARES      AMOUNT       SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT
                                 ---------  -----------  -----------  -----------  ---------  -----------  -----------  ------------
BALANCES AT FEBRUARY 28,
  1995.........................       0.73   $     733       --        $  --          20,147   $     201    $  42,583    $  (25,238)
Issuances of common stock......                                                        4,447          45       10,639
Issuance of preferred stock....                                 932        6,000                                 (360)
Conversions of preferred
  stock........................      (0.15)       (147)        (932)      (6,000)        684           7        6,140
Warrants and common stock
  equivalents issued in
  connection with long-term
  debt and lease financing.....                                                                                   981
Conversion of long-term debt...                                                          539           5        3,410
Preferred stock dividends......       0.11         103                                                                         (216)
Issuance of restricted stock...                                                          150           2        1,236
Amortization of deferred
  compensation.................
WinStar Private Exchange
  Transaction..................                                                        3,741          37       39,641
Unrealized loss on investments
  in marketable equity
  securities...................
Other, net.....................                                                                                  (433)
Net loss.......................                                                                                             (15,857)
                                 ---------  -----------  -----------  -----------  ---------       -----   -----------  ------------
BALANCES AT DECEMBER 31,
  1995.........................       0.69   $     689       --        $  --          29,708   $     297    $ 103,837    $  (41,311)
                                 ---------  -----------  -----------  -----------  ---------       -----   -----------  ------------
                                 ---------  -----------  -----------  -----------  ---------       -----   -----------  ------------

                                                   TREASURY STOCK
                                 --------------------------------------------------
                                                                                                        UNREALIZED LOSS
                                      COMMON STOCK           PREFERRED STOCK B                          ON INVESTMENTS
                                 ----------------------  --------------------------     DEFERRED         IN MARKETABLE
                                   SHARES      AMOUNT       SHARES        AMOUNT      COMPENSATION     EQUITY SECURITIES
                                 -----------  ---------  -------------  -----------  ---------------  -------------------
BALANCES AT FEBRUARY 28,
  1995.........................      --       $  --           --         $  --          $  --              $  --
Issuances of common stock......
Issuance of preferred stock....
Conversions of preferred
  stock........................
Warrants and common stock
  equivalents issued in
  connection with long-term
  debt and lease financing.....
Conversion of long-term debt...
Preferred stock dividends......
Issuance of restricted stock...                                                            (1,238)
Amortization of deferred
  compensation.................                                                               138
WinStar Private Exchange
  Transaction..................      (2,507)    (36,348)       (0.69)       (3,330)
Unrealized loss on investments
  in marketable equity
  securities...................                                                                                 (982)
Other, net.....................
Net loss.......................
                                 -----------  ---------        -----    -----------       -------              -----
BALANCES AT DECEMBER 31,
  1995.........................      (2,507)  $ (36,348)       (0.69)    $  (3,330)     $  (1,100)         $    (982)
                                 -----------  ---------        -----    -----------       -------              -----
                                 -----------  ---------        -----    -----------       -------              -----


                                     TOTAL
                                 STOCKHOLDERS'
                                    EQUITY
                                 -------------
BALANCES AT FEBRUARY 28,
  1995.........................    $  18,279
Issuances of common stock......       10,684
Issuance of preferred stock....        5,640
Conversions of preferred
  stock........................       --
Warrants and common stock
  equivalents issued in
  connection with long-term
  debt and lease financing.....          981
Conversion of long-term debt...        3,415
Preferred stock dividends......         (113)
Issuance of restricted stock...       --
Amortization of deferred
  compensation.................          138
WinStar Private Exchange
  Transaction..................       --
Unrealized loss on investments
  in marketable equity
  securities...................         (982)
Other, net.....................         (433)
Net loss.......................      (15,857)
                                 -------------
BALANCES AT DECEMBER 31,
  1995.........................    $  21,752
                                 -------------
                                 -------------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                                 TREASURY
                                                                                                                   STOCK
                                                                                                                 ---------
                                                                                                                  COMMON
                                         PREFERRED STOCK B         COMMON STOCK       ADDITIONAL                   STOCK
                                        --------------------  ----------------------    PAID-IN    ACCUMULATED   ---------
                                         SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL      DEFICIT      SHARES
                                        ---------  ---------  ---------  -----------  -----------  ------------  ---------
BALANCES AT DECEMBER 31, 1995.........       0.69  $     689     29,708   $     297    $ 103,837    $  (41,311)     (2,507)
Issuances of common stock.............                            1,383          14        9,619
Acquisition of treasury shares........                                                                                (150)
Retirement of treasury shares.........      (0.69)      (689)    (2,657)        (27)     (42,018)                    2,657
Amortization of deferred
  compensation........................
Conversion of long-term debt..........                              555           6        3,878
Fair value of stock options granted to
  nonemployees and other, net.........                                                       120
Unrealized gain on investments in
  marketable equity securities........
Net loss..............................                                                                 (83,723)
                                        ---------  ---------  ---------       -----   -----------  ------------  ---------
BALANCES AT DECEMBER 31, 1996.........     --      $  --         28,989   $     290    $  75,436    $ (125,034)     --
                                        ---------  ---------  ---------       -----   -----------  ------------  ---------
                                        ---------  ---------  ---------       -----   -----------  ------------  ---------


                                                                                             UNREALIZED
                                                                                            GAIN/ (LOSS)        TOTAL

                                                     PREFERRED STOCK B                     ON INVESTMENTS    STOCKHOLDERS'

                                                   ----------------------    DEFERRED       IN MARKETABLE       EQUITY

                                         AMOUNT      SHARES      AMOUNT    COMPENSATION   EQUITY SECURITIES   (DEFICIT)

                                        ---------  -----------  ---------  -------------  -----------------  ------------

BALANCES AT DECEMBER 31, 1995.........  $ (36,348)      (0.69)  $  (3,330)   $  (1,100)       $    (982)      $   21,752

Issuances of common stock.............                                                                             9,633

Acquisition of treasury shares........     (3,056)                                                                (3,056)

Retirement of treasury shares.........     39,404        0.69       3,330                                         --

Amortization of deferred
  compensation........................                                           1,100                             1,100

Conversion of long-term debt..........                                                                             3,884

Fair value of stock options granted to
  nonemployees and other, net.........                                                                               120

Unrealized gain on investments in
  marketable equity securities........                                                              619              619

Net loss..............................                                                                           (83,723)

                                        ---------       -----   ---------  -------------          -----      ------------

BALANCES AT DECEMBER 31, 1996.........  $  --          --       $  --        $  --            $    (363)      $  (49,671)

                                        ---------       -----   ---------  -------------          -----      ------------

                                        ---------       -----   ---------  -------------          -----      ------------


                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        TEN MONTHS
                                                                          YEAR ENDED      ENDED       YEAR ENDED
                                                                         FEBRUARY 28,  DECEMBER 31,  DECEMBER 31,
                                                                             1995          1995          1996
                                                                         ------------  ------------  ------------
Cash flows from operating activities
  Net loss.............................................................   $   (7,230)   $  (15,857)   $  (83,723)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................          658         1,300         6,307
    Provision for doubtful accounts....................................          894           887         1,562
    Equity in unconsolidated results of AGT............................        1,109           866        --
    Noncash interest expense...........................................       --             6,151        35,040
    Decrease in operating assets:
      Accounts receivable..............................................       (1,410)       (5,527)       (5,464)
      Inventories......................................................       (1,729)       (3,159)       (5,056)
      Prepaid expenses and other current assets........................         (440)       (2,479)      (14,167)
      Other assets.....................................................          (91)         (269)       (1,566)
    Increase in accounts payable and accrued expenses..................        1,635         6,306        10,187
    Other, net.........................................................           78           179           186
                                                                         ------------  ------------  ------------
Net cash used in operating activities..................................       (6,526)      (11,602)      (56,694)
                                                                         ------------  ------------  ------------

Cash flows from investing activities:
  Investments in and advances to AGT...................................       (7,129)       (5,704)       --
  Decrease (increase) in short-term investments, net...................       --           (73,594)       46,597
  Decrease (increase) in other investments, net........................       --            (7,497)        6,447
  Purchase of property and equipment, net..............................       (1,055)       (8,608)      (47,961)
  Acquisitions, net....................................................         (679)       --            (2,121)
  Other, net...........................................................       (1,925)         (499)       (1,619)
                                                                         ------------  ------------  ------------
Net cash provided by (used in) investing activities....................      (10,788)      (95,902)        1,343
                                                                         ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from long-term debt, net....................................        1,264       225,796         1,213
  Payment of dividends.................................................       --              (113)       --
  Net proceeds from equity transactions................................       19,067        11,259         6,295
  Proceeds from equipment lease financing..............................       --             6,998         8,345
  Payment of capital lease obligations.................................         (251)         (701)       (2,108)
  Other, net...........................................................         (329)         (785)       (1,010)
                                                                         ------------  ------------  ------------
Net cash provided by financing activities..............................       19,751       242,454        12,735
                                                                         ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents...................        2,437       134,950       (42,616)
Cash and cash equivalents at beginning of period.......................          719         3,156       138,106
                                                                         ------------  ------------  ------------
Cash and cash equivalents at end of period.............................        3,156       138,106        95,490
Short-term investments at end of period................................       --            73,595        26,997
                                                                         ------------  ------------  ------------
Cash, cash equivalents and short-term investments at end of period.....   $    3,156    $  211,701    $  122,487
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of WinStar Communications, Inc. ("WCI") and its subsidiaries (the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

NATURE OF BUSINESS

    The Company is the holder of the largest amount of 38 GHz licenses in the United States and utilizes this position to provide facilities-based telecommunications services. The Company plans to offer a full range of telecommunications services as a Competitive Local Exchange Carrier ("CLEC"), including local, long distance and Internet access services, to small and medium-sized businesses in major metropolitan areas in the United States. The Company also offers a variety of broadband, high-capacity local access and digital network services to telecommunications service providers on a wholesale basis. As a complement to its telecommunications services offerings, the Company produces and distributes information and entertainment content. The Company also operates a nonstrategic consumer products company. The Company's telecommunications services are subject to varying degrees of federal, state and local regulation.

    To capitalize on opportunities in the telecommunications industry, the Company is pursuing a rapid expansion of its telecommunications services, which will require significant amounts of capital to finance capital expenditures and anticipated operating losses. The Company may elect to slow the speed or narrow the scope of this expansion in the event that it is unable to raise sufficient amounts of capital on acceptable terms.

FISCAL YEAR

    The Company changed its fiscal year end from February 28 to December 31, effective January 1, 1996. Accordingly, these financial statements present the year ended February 28, 1995, the ten-month transition period ended December 31, 1995, and the year ended December 31, 1996.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, short-term certificates of deposit, and commercial paper. Exclusive of cash in banks, cash equivalents at December 31, 1995 and 1996 were $137.4 million and $84.5 million, respectively, and approximate fair value.

SHORT-TERM INVESTMENTS

    Short-term investments are widely diversified and principally consist of certificates of deposit and money market deposits, U.S. government or government agency securities, commercial paper rated "A-1/P-1" or higher, and municipal securities rated "A" or higher with an original maturity of greater than three months and less than six months. Short-term investments are considered held-to-maturity and are stated at amortized cost which approximates fair value. As of December 31, 1995 and 1996, cash, cash equivalents and short-term investments totaled $211.7 million and $122.5 million, respectively.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories in the merchandising division are valued at the lower of cost or market, principally using the first-in, first-out method.

    Film inventories include direct and indirect production costs, which are amortized to expense in the proportion that revenue recognized during the year for each film bears to the estimated total revenue to be received from all sources under the individual film forecast method. Management's estimate of forecasted revenues exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing market conditions.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation and amortization are generally computed using the straight-line method over the estimated useful lives of the related assets.

CAPITALIZED INTEREST

    The Company follows the policy of capitalizing interest expense as a component of the cost of its telecommunications equipment constructed for its own use.

LICENSES AND INTANGIBLE ASSETS

    Licenses and intangible assets are being amortized by the straight-line method over their estimated useful lives.

    Goodwill represents the excess of cost over the fair value of assets acquired. The Company's policy is to measure goodwill impairment by considering a number of factors as of each balance sheet date including (i) current operating results of the applicable business, (ii) projected future operating results of the applicable business, (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business, and (iv) any other material factors that affect the continuity of the applicable business. The amortization period for goodwill is determined on a case-by-case basis for each acquisition from which goodwill arises based on a review of the nature of the business acquired as well as the factors cited above (see Note 6).

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Pursuant to SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    In the telecommunications segment, revenues are recorded upon placing of calls or rendering of other related services. In the information services segment, revenues from film productions are recognized when a program is accepted by the licensee and is available for broadcast. Revenues from the licensing of film productions are recognized when the license period begins and the film is available for broadcast. Revenues from advertising sales are recognized when the related advertising is broadcast. In the merchandising segment, revenues are recorded upon shipment of merchandise and are presented in the accompanying consolidated statement of operations net of merchandise returns. The Company provides for future estimated returns of merchandise at the time of sale.

NET LOSS PER COMMON SHARE

    Net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Stock options, warrants and other convertible securities have not been included in the calculation as their inclusion would be antidilutive.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

    The Company places its cash and investments with relatively few high credit quality financial institutions with approximately $60 million at one institution. As a result, substantially all of the cash, cash equivalents and short-term investments at December 31, 1996 are uninsured.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNAUDITED FINANCIAL STATEMENTS

    The unaudited consolidated statement of operations for the ten months ended December 31, 1994 is a condensed financial statement in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the statement omits certain information included in complete financial statements and should be read in conjunction with the information for the year ended February 28, 1995, the ten months ended December 31, 1995 and the year ended December 31, 1996. In the opinion of the Company, the accompanying unaudited consolidated financial statement includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for the ten months ended December 31, 1994.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2--ACQUISITIONS

ACQUISITION OF MILLIWAVE LIMITED PARTNERSHIP AND PRO FORMA BALANCE SHEET

    On January 2, 1997, a subsidiary of the Company merged with the corporate shareholders of Milliwave Limited Partnership ("Milliwave"), a large holder of 38 GHz licenses in the United States, covering 160 million people in more than 80 major markets. The merger consideration paid by the Company to the shareholders of the corporate partners of Milliwave was $116 million ($40.7 million in cash and 3.6 million shares of the Company's common stock, which had an aggregate market value of $75 million). Pursuant to a registration rights agreement, the Company agreed to register such shares of common stock for resale prior to January 1, 1998. The merger was treated as a "purchase" for accounting purposes with the purchase price principally allocated to licenses. In addition, approximately $26.5 million of deferred tax liabilities were recorded in connection with the acquisition, with a corresponding allocation to licenses, which will be amortized on a straight-line basis over 40 years. Milliwave had minimal operations prior to its merger into the Company.

    The unaudited pro forma balance sheet has been prepared as if the Milliwave acquisition had been consummated at December 31, 1996. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

    Unaudited pro forma results of operations, which reflect the combined operations of the Company and Milliwave as if the merger occurred as of the January 1, 1996, is as follows:

                                                                               FOR THE YEAR
                                                                                   ENDED
                                                                             DECEMBER 31, 1996
                                                                             -----------------
Net Sales..................................................................     $    66,560
Net Loss...................................................................         (91,898)
Net Loss Per Share.........................................................           (2.92)

ACQUISITION OF LOCAL AREA TELECOMMUNICATIONS, INC.

    In October 1996, a subsidiary of the Company acquired certain assets of Local Area Telecommunications, Inc. ("Locate"), comprising its business as a competitive access provider of local digital microwave distribution services and facilities to large corporations and to interexchange and other common carriers. The assets acquired included multiple 38 GHz licenses in the New York metropolitan area. The purchase price for such assets was $17.5 million, which was paid in the form of promissory notes (see Note 7). The acquisition has been accounted for as a "purchase" for accounting purposes, with the majority of the purchase price allocated to licenses, which will be amortized on a straight-line basis over 40 years. The accounts of Locate have been consolidated into the Company's financial statements as of the date of the acquisition.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 2--ACQUISITIONS (CONTINUED)
ACQUISITION OF AVANT-GARDE

    Avant-Garde Telecommunications, Inc. ("Avant-Garde" or "AGT") was a privately held company which held 38 GHz radio licenses granted by the FCC in September 1993. Through July 17, 1995, the Company owned 49% of Avant-Garde, which it acquired for $4.9 million, and accounted for its investment in Avant-Garde under the equity method. For the period from March 1, 1995 to July 17, 1995, and the year ended February 28, 1995, Avant-Garde had net losses of $1.8 million and $2.3 million, respectively. On July 17, 1995, pursuant to the terms of a merger agreement, the Company exchanged 1,275,000 restricted shares of its common stock valued at $5.1 million for the 51% of Avant-Garde that it did not already own. The acquisition of Avant-Garde has been treated as a "purchase" for accounting purposes, with $12.6 million allocated to the licenses acquired, which are being amortized on a straight-line basis over 40 years. The accounts of Avant-Garde have been consolidated into the Company's financial statements as of the date of the acquisition.

OTHER ACQUISITIONS

    During the year ended February 28, 1995, a subsidiary of the Company purchased Non Fiction Films, Inc. ("NFF"), a producer of non-fiction programming for cable television and other media, for $476,000, consisting of $200,000 in cash and 28,572 restricted shares of the Company's common stock. The transaction was treated as a "purchase" for accounting purposes, with the purchase price allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired, aggregating $495,000, has been recorded as goodwill. The accounts of NFF have been consolidated into the Company's financial statements as of the date of the acquisition.

    During 1996, a subsidiary of the Company acquired 100% ownership or a controlling interest in a number of companies engaged in the production and distribution of entertainment content. These acquisitions were treated as "purchases" for accounting purposes. The aggregate consideration for the acquisitions was approximately $6.4 million, consisting of $4.1 million in cash, $800,000 in notes payable and 100,605 shares of the Company's common stock or share equivalents, valued at $1.5 million. In connection with these purchases, the Company has made commitments to provide, under certain conditions, up to $2.0 million in working capital and is obligated to pay contingent consideration, up to a maximum of $3.5 million, if certain earnings targets are met over the five-year period subsequent to the acquisition. The accounts of the acquired companies have been consolidated with the Company's financial statements as of the date of acquisitions.

    Unaudited results of operations for acquisitions other than Milliwave have not been included because they are not material to the consolidated statement of operations of the Company.

NOTE 3--INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    The Company treats its investments in marketable securities as available for sale securities. As such, they are carried at market value, with the difference between the historical cost (which is determined on a FIFO basis) and the market value reflected in unrealized gains or losses on marketable equity securities, a component of stockholders' equity. During the year ended December 31, 1996, proceeds of $6.4 million were realized on the sale of marketable securities, which were sold at carrying value. At December 31, 1995 and 1996, unrealized losses of $982,000 and $363,000, respectively, were carried in stockholders' equity. The unrealized loss at December 31, 1996 is considered temporary.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 4--INVENTORIES

    Components of inventories are as follows:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1995           1996
                                                                   -------------  ------------
                                                                         (IN THOUSANDS)
Finished goods...................................................    $   1,433     $    1,514
Raw materials....................................................        4,018          7,092
Film inventories.................................................        1,941          5,009
                                                                        ------    ------------
                                                                     $   7,392     $   13,615
                                                                        ------    ------------
                                                                        ------    ------------

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                  DECEMBER 31,  DECEMBER 31,      ESTIMATED
                                                                      1995          1996         USEFUL LIFE
                                                                  ------------  ------------  ------------------
                                                                        (IN THOUSANDS)
Telecommunications equipment and software.......................   $   15,355    $   58,788   5 to 10 years
Furniture, fixtures and other...................................        1,581         4,577   4 to 5 years
Leasehold improvements..........................................          540         4,979   Life of the lease
                                                                  ------------  ------------
                                                                       17,476        68,344
Less accumulated depreciation and amortization..................       (1,578)       (5,057)
                                                                  ------------  ------------
                                                                   $   15,898    $   63,287
                                                                  ------------  ------------
                                                                  ------------  ------------

NOTE 6--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                      DECEMBER 31,   DECEMBER 31,     ESTIMATED
                                                                          1995           1996        USEFUL LIFE
                                                                      -------------  ------------  ---------------
                                                                            (IN THOUSANDS)
Goodwill............................................................    $   2,953     $   13,904   5 to 20 years
Covenants not to compete and other..................................          708            708   5 to 10 years
                                                                           ------    ------------
                                                                            3,661         14,612
Less accumulated amortization.......................................         (627)        (1,208)
                                                                           ------    ------------
                                                                        $   3,034     $   13,404
                                                                           ------    ------------
                                                                           ------    ------------

    Licenses are amortized over a 40-year period, in accordance with industry practice. As of December 31, 1995 and 1996, the value of licenses was $12.6 million and $27.4 million, net of accumulated amortization of $256,000 and $820,000, respectively.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 7--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1995          1996
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Senior Notes Payable (a).........................................   $  153,972    $  176,328
Convertible Notes Payable (a)....................................       76,986        88,164
Other Notes Payable (b)..........................................       11,704        28,899
                                                                   ------------  ------------
Total............................................................      242,662       293,391
Less Current Portion.............................................        8,288        19,901
                                                                   ------------  ------------
                                                                    $  234,374    $  273,490
                                                                   ------------  ------------
                                                                   ------------  ------------

    a) In October 1995, the Company completed a $225 million private placement of debt securities with institutional investors (the "Debt Placement"). The transaction was structured as a units offering with two components, $150 million of Senior Discount Notes due in 2005 (the "Senior Notes"), and $75 million of Convertible Senior Subordinated Discount Notes due in 2005 (the "Convertible Notes"), convertible at $20.625, a 10% premium over the closing price on October 18, 1995, the day of pricing. Both securities accrue interest at 14% per annum, with no interest payable during the first five years, and principal payable only at maturity in October 2005. After five years, both securities require the payment of interest only, in cash, until maturity. In addition, the Convertible Notes, including accretion thereon, will be automatically converted during the initial five-year period if the market price of the Company's common stock exceeds certain levels for thirty consecutive trading days, ranging from $37.50 per share in the first year to $44.00 per share in the fifth year.

    Under the terms of the Debt Placement, the Company was obligated to consummate an exchange offer with respect to the Senior Notes by April 23, 1996, whereby these notes would be exchanged for new notes (the "New Notes") which would be identical in every respect to the original Senior Notes except that the New Notes would be registered under the Securities Act of 1933. Pursuant to such obligation, the Company filed an offer to exchange the Senior Notes for the New Notes on January 31, 1996, upon which all Senior Notes were subsequently exchanged. The Company was also obligated to, and did, cause to be declared effective a registration statement registering the issuance or resale of the shares underlying the Convertible Notes (the "Conversion Shares") by October 23, 1996. The terms of the Debt Placement also place certain restrictions on the ability of the Company to pay dividends or make other restricted payments, incur additional indebtedness, issue guarantees, sell assets, or enter into certain other specified transactions.

    b) Two of the Company's subsidiaries have collateralized asset-based lending agreements with separate financial institutions aggregating $17 million. Borrowings are limited to varying percentages of accounts receivable and inventory, as defined, and bear interest at rates of .75% to 3%, respectively, in excess of the financial institutions' respective prime lending rates. The terms of such agreements expire in 1999 and 1998, respectively. Such loans are guaranteed by substantially all the assets of the respective subsidiaries, and additionally contain certain limited guarantees of WCI aggregating $5.2 million. At December 31, 1995 and 1996, the aggregate outstanding balances under these agreements were $7.4 million and $9.8 million, respectively.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 7--LONG-TERM DEBT (CONTINUED)
    On October 8, 1996, in connection with the purchase of Locate (see Note 2), the Company issued two promissory notes in the aggregate principal amount of $17.5 million (the "Locate Notes") bearing interest at an annual rate of 8%. Interest on the Locate Notes is payable on a quarterly basis. The Notes are due on the earlier of April 8, 1997, or the day after the date on which the shares into which the Notes may be converted have been registered pursuant to an effective registration statement. The Company may convert the Locate Notes, in whole but not in part, at its election, into that number of shares of the Company's common stock equal to (a) the principal amount and all accrued and unpaid interest on the Locate Notes divided by (b) the average of the closing prices of the Company's common stock for the five days ending on the date on which the Company gives written notice of its decision to convert the Locate Notes. Locate has no rights of conversion. The Company has granted certain registration rights to Locate with respect to such shares of its common stock in the event that the Company elects such conversion. The Company may convert the Locate Notes, and accordingly, in December 1996, the Company filed a registration statement to register such underlying shares. At December 31, 1996, the aggregate amount of the Locate Notes, including accrued interest thereon, was $17.8 million.

    In May 1995, a subsidiary of the Company issued $7.5 million of five year collateralized convertible notes (the "Notes") bearing interest at a rate of 7%, payable semiannually, with all principal due and payable on May 24, 2000. On December 28, 1995, the note holders converted $3.75 million of the convertible notes and accrued interest thereon into 539,255 shares of common stock of the Company, and on November 24, 1996, converted the remaining outstanding Notes of $3.75 million principal amount plus accrued interest thereon into 554,880 shares of common stock of the Company.

    Following are maturities of long-term debt for each of the next five years ending December 31,

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
1997...........................................................................    $  19,901
1998...........................................................................          246
1999...........................................................................        8,561
2000...........................................................................          191
                                                                                 -------------
                                                                                   $  28,899
                                                                                 -------------
                                                                                 -------------

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments classified as current assets or liabilities, including cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short maturity of these items. Marketable equity securities are stated at quoted market value.

    The carrying amounts of the long-term debt payable to financial institutions issued pursuant to two of the Company's subsidiaries' asset-based lending agreements approximate fair value because the interest rates on these agreements change with market interest rates.

    The fair values of capitalized lease obligations approximate carrying value based on their effective interest rates compared to current market rates.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Estimated fair values of the Company's Senior Notes Payable and Convertible Notes Payable are as follows:

                                                            DECEMBER 31, 1995             DECEMBER 31, 1996
                                                       ----------------------------  ----------------------------
                                                       CARRYING AMOUNT   FAIR VALUE  CARRYING AMOUNT   FAIR VALUE
                                                       ----------------  ----------  ----------------  ----------
                                                                             (IN THOUSANDS)
Senior Notes Payable.................................    $    153,972    $  153,972    $    176,328    $  179,455
Convertible Notes Payable............................          76,986        76,986          88,164        94,141

NOTE 9--CAPITAL LEASE OBLIGATIONS

    The Company leases telecommunications and other equipment through various equipment lease financing facilities. Such leases have been accounted for as capital leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

    Future minimum lease payments on these capital leases are as follows:

                                                                                      (IN
YEAR ENDING DECEMBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------  -------------
1997...........................................................................    $   4,727
1998...........................................................................        4,485
1999...........................................................................        4,074
2000...........................................................................        3,065
2001...........................................................................        1,203
                                                                                 -------------
                                                                                      17,554
Less amount representing interest..............................................       (3,570)
                                                                                 -------------
Present value of minimum lease payments........................................    $  13,984
                                                                                 -------------
                                                                                 -------------

    The carrying value of assets under capital leases was $8.1 million and $15.9 million at December 31, 1995 and 1996, respectively, and is included in property and equipment. Amortization of these assets is included in depreciation expense.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    A. OPERATING LEASES

    The Company's offices, manufacturing and warehousing facilities, along with various equipment and roof access rights, are leased under operating leases expiring in 1997 through 2006. Certain leases contain escalation clauses based upon increases in the consumer price index.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments on noncancellable operating leases are as follows:

                                                                                      (IN
YEAR ENDING DECEMBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------  -------------
1997...........................................................................    $   6,405
1998...........................................................................        5,516
1999...........................................................................        5,201
2000...........................................................................        4,713
2001...........................................................................        4,128
Thereafter.....................................................................       34,903
                                                                                 -------------
                                                                                   $  60,866
                                                                                 -------------
                                                                                 -------------

    Rent expense for the year ended February 28, 1995, the ten month period ended December 31, 1995 and the year ended December 31, 1996 was $500,000, $1 million and $4.4 million, respectively.

    B. EMPLOYMENT CONTRACTS

    Amounts due under employment contracts are as follows:

                                                                                      (IN
YEAR ENDING DECEMBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------  -------------
1997...........................................................................    $   3,135
1998...........................................................................        2,026
1999...........................................................................        1,430
2000...........................................................................          305
                                                                                      ------
                                                                                   $   6,896
                                                                                      ------
                                                                                      ------

    C. LITIGATION

    The Company occasionally receives inquiries from state authorities arising with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. In December 1996, the Federal Communications Commission ("FCC") and WinStar Gateway Network, Inc. ("WGN") entered into a consent decree which terminated an inquiry by the FCC into any alleged violations of unauthorized carrier conversions through the use of contest programs by certain of WGN's agents. The FCC commended WGN's efforts in identifying the problems caused by these agents and cited its proactive response in implementing self-directed remedial actions as a significant factor leading to the consent decree.

    In June 1996, the Company commenced an action for declaratory judgment against a former officer of WGN, who had notified the Company of his belief that he was entitled to the issuance of certain shares of common stock of the Company (or payment of the cash value thereof) having an aggregate market value in excess of $27 million under the terms of stock options granted to him during his employment with WGN. He has based his beliefs on standard antidilution language contained in his stock option agreement. Such language was designed and intended to adjust the number of shares purchasable thereunder in the event of a merger, capital restructuring or other similar event of the Company. As the Company has never been subject to a merger or capital restructuring, the former officer was immediately notified of the Company's

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) belief that his claim was without merit in law or fact. To expedite resolution of these issues, the Company currently is seeking declaratory judgment that it has no obligation to the former officer.

    The Company is also involved in miscellaneous claims, inquiries and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

    D. OTHER

    In connection with the purchase of telecommunications equipment including switches and radios, the Company enters into agreements with the suppliers of such equipment. As of December 31, 1996, the Company's noncancellable purchase commitments under these agreements were approximately $26.4 million.

    In connection with the purchase of three 38 GHz licenses, covering certain geographic areas in the metropolitan areas which include Dallas, Baltimore and Philadelphia, the Company has entered into commitments to pay $498,000 during the year ended December 31, 1997, subject to approval by the FCC of the purchase of the licenses.

NOTE 11--INCOME TAXES

    SFAS No. 109 requires the use of the liability method in accounting for income taxes. Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at are as follows:

                                                                                                     PRO FORMA
                                                                                                        WITH
                                                                                                     MILLIWAVE
                                                                                                      (NOTE 2)
                                                                                                    (UNAUDITED)
                                                                                                    ------------
                                                                       DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                           1995          1996           1996
                                                                       ------------  -------------  ------------
                                                                                    (IN THOUSANDS)
Deferred Tax Assets:
  Net Operating Loss Carryforward....................................   $   14,700     $  48,218     $   48,218
  Deferred Interest Expense..........................................        1,562        10,417         10,417
  Allowance for Doubtful Accounts....................................        1,025           433            433
  Other..............................................................        1,015           961            961
                                                                       ------------  -------------  ------------
  Gross Deferred Tax Assets..........................................       18,302        60,029         60,029
  Valuation Allowance................................................      (18,000)      (58,586)       (28,087)
                                                                       ------------  -------------  ------------
  Deferred Tax Asset Net of Allowance................................          302         1,443         31,942
                                                                       ------------  -------------  ------------
Deferred Tax Liabilities:
  Depreciation.......................................................         (302)       (1,354)        (1,354)
  Amortization.......................................................       --               (89)       (57,088)
                                                                       ------------  -------------  ------------
  Gross Deferred Tax Liabilities.....................................         (302)       (1,443)       (58,442)
                                                                       ------------  -------------  ------------
Net Deferred Tax Liability...........................................   $   --         $  --         ($  26,500)
                                                                       ------------  -------------  ------------
                                                                       ------------  -------------  ------------

    The federal net operating loss carryforward at December 31, 1996 is approximately $127 million. If not utilized, the net operating loss carryforward will expire in various amounts through the year 2011.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 11--INCOME TAXES (CONTINUED)
Some, if not all, of these losses are subject to a utilization limitation under
Section 382 of the Internal Revenue Code. However, the Company believes that substantially all of such losses will be available to offset future income.

    SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at December 31, 1995 and December 31, 1996, primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

    The pro forma net deferred tax liability of $26.5 million was recorded in connection with the acquisition of Milliwave (see Note 2). This deferred tax liability results from the temporary difference between the book and tax basis of the acquired licenses, and relates to the scheduled reversal of the temporary differences through amortization in years 2018 through 2036 that cannot be offset by deferred tax assets existing at January 2, 1997, the date of the Milliwave acquisition.

NOTE 12--STOCKHOLDERS' EQUITY

    COMMON STOCK

    The authorized capital stock of WCI includes 75 million shares of common stock, $.01 par value. The holders of common stock of WCI are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Although the Company has no present intention of paying any dividends, holders of its common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation or dissolution of WCI, holders of its common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of preferred shares. Holders of WCI's common stock have no preemptive rights and have no rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock of WCI.

    PREFERRED STOCK

    The authorized capital stock of the Company includes 15 million shares of preferred stock, $.01 par value, which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. As of December 31, 1996, there are no shares of preferred stock outstanding. The Board of Directors, without further approval of the stockholders, is authorized to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

    In April 1995, the Company completed a private placement of 932,040 shares of Series E Convertible Preferred Stock ("Preferred Stock E") at a price of $6.4375 per share, for gross proceeds of $6 million. Preferred Stock E holders were entitled to dividends at the rate of 9% per annum, payable quarterly beginning on June 30, 1995. During the ten month period ended December 31, 1995, the entire 932,040 shares of Preferred Stock E were converted into 634,228 shares of common stock.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    TREASURY STOCK

    Included in treasury stock at cost at December 31, 1995 were 2,506,763 shares of common stock and 689 shares of Preferred Stock B which were acquired in the Private Exchange transaction and retired during 1996 (see Note 14).

NOTE 13--STOCK OPTIONS AND STOCK PURCHASE WARRANTS

    In 1990, the Board of Directors adopted a non-qualified common stock incentive plan, as amended, pursuant to which options to purchase an aggregate of 150,000 shares of common stock may be granted to key employees of the Company as selected by the Board of Directors. The exercise price for shares covered by options granted pursuant to this plan will not be less than the fair market value of the shares on the date of the grant. In 1992, the Board of Directors adopted and stockholders approved the 1992 Performance Equity Plan ("1992 Plan"), which authorizes the granting of awards up to 1 million shares of common stock to the Company's key employees, officers, directors and consultants. In 1996, the Board of Directors adopted and the stockholders approved an increase in the number of shares available for grant under this plan to 1.5 million. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The plan provides for automatic issuance of 10,000 stock options annually to each director on January 13, at the fair market value at that date, subject to availability. In June 1995, the Board of Directors adopted the 1995 Performance Equity Plan ("1995 Plan") which was approved by the stockholders of the Company at the Annual Meeting of Stockholders in September 1995. The 1995 Plan authorizes the granting of awards of up to 1.5 million shares of the Company's common stock to the Company's key employees, officers, directors and consultants. The 1995 Plan is similar to the 1992 Plan, except that the 1995 Plan does not allow for annual automatic annual director grants. In 1996, the Board of Directors and the stockholders approved an increase in the number of shares available for grant to 3.5 million. In addition to these three plans, the Company has granted options to certain individuals not under any plan. The options are exercisable over a period ranging from immediately to four years, depending on option terms.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 13--STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)
    The following table summarizes option activity for the year ended December 31, 1996, the ten-month period ended December 31, 1995, and the year ended February 28, 1995.

                                                                                                   WEIGHTED AVERAGE
                                                                                                    EXERCISE PRICE
                                                                               NUMBER OF OPTIONS   -----------------
                                                                              -------------------
                                                                                (IN THOUSANDS)
Balance, February 28, 1994..................................................           5,018           $    2.08
  Granted...................................................................           2,851                5.76
  Exercised.................................................................          (1,390)               2.36
  Canceled..................................................................            (330)               6.06
                                                                                      ------
Balance, February 28, 1995..................................................           6,149                3.85
  Granted...................................................................           3,896                9.13
  Exercised.................................................................          (2,092)               2.35
  Canceled..................................................................            (708)               3.21
                                                                                      ------
Balance, December 31, 1995..................................................           7,245                6.90
  Granted...................................................................           4,057               18.55
  Exercised.................................................................            (921)               6.00
  Canceled..................................................................            (669)              12.72
                                                                                      ------
Balance, December 31, 1996..................................................           9,712           $   11.43
                                                                                      ------
                                                                                      ------

    As of December 31, 1996, options outstanding for 3.8 million shares were exercisable at prices ranging from $1.50 to $31.13, and the weighted remaining contractual life was 4.6 years.

    The following table summarizes option data as of December 31, 1996:

                                                                                                           NUMBER        WEIGHTED
                                                               WEIGHTED AVERAGE                        EXERCISEABLE AS    AVERAGE
                                                                   REMAINING        WEIGHTED AVERAGE     OF 12/31/96     EXERCISE
RANGE OF EXERCISE PRICES                                       CONTRACTUAL LIFE      EXERCISE PRICE    ---------------     PRICE
------------------------------------------      NUMBER       ---------------------  -----------------  (IN THOUSANDS)   -----------
                                            OUTSTANDING AS
                                              OF 12/31/96
                                            ---------------
                                            (IN THOUSANDS)
$1.50 - $6.00.............................         3,260                 3.5            $    4.20             2,766      $    3.97
$6.06 - $15.88............................         3,255                 4.5                10.59             1,031           9.21
$16.00 - $31.13...........................         3,197                 5.4                19.66               466          18.69
                                                   -----                                                      -----
$1.50 - $31.13............................         9,712                 4.5            $   11.43             4,263      $    6.85
                                                   -----                                                      -----
                                                   -----                                                      -----

    Compensation cost charged to operations, which the Company records for options granted to non-employees, was $150,000 and $0 in the year ended December 31, 1996 and the ten months ended December 31, 1995, respectively.

    The Company measures compensation in accordance with the provisions of APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the year ended December 31, 1996 or the ten months ended

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 13--STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)
December 31, 1995. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

Dividend Yield...................................................  0%
Risk-Free Interest Rate..........................................  6.0%
Expected Life after Vesting Period
  - Directors and Officers.......................................  2.0 Years
  - Others.......................................................  0.5 Years
Expected Volatility..............................................  66.88%

    Had compensation cost been determined under FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                              TEN MONTHS ENDED    YEAR ENDED
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1995             1996
                                                              -----------------  ------------
                                                                      (IN THOUSANDS)
Net Loss
  As reported...............................................     $   (15,857)     $  (83,723)
  Pro forma for FASB No. 123................................         (21,795)        (98,765)

Loss Per Share
  As reported...............................................           (0.70)          (3.00)
  Pro forma for FASB No. 123................................     $     (0.96)     $    (3.54)

    The weighted average fair value of options granted during 1996 was $18.78 per share.

    During the initial phase-in period of FASB Statement No. 123, such compensation expense may not be representative of the future effects of applying this statement.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 13--STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

    Warrants to purchase the Company's common stock were issued as follows (warrants in thousands):

                                                  YEAR ENDED                 10 MONTHS ENDED                    YEAR ENDED
                                              FEBRUARY 28, 1994             DECEMBER 31, 1995               DECEMBER 31, 1996
                                          --------------------------  ------------------------------  ------------------------------
                                           WARRANTS     PRICE/SHARE     WARRANTS       PRICE/SHARE      WARRANTS       PRICE/SHARE
                                          -----------  -------------  -------------  ---------------  -------------  ---------------
Beginning Balance.......................       5,836   $  0.67-$3.75       --              --                 400    $  12.00-$13.00
Warrants Issued.........................       1,041   $  2.24-$3.75          400    $  12.00-$13.00       --              --
Warrants Exercised......................      (6,568)  $  0.67-$3.75       --              --              --              --
Warrants Expired........................        (309)  $  3.00-$3.75       --              --              --              --
                                          -----------                         ---                             ---
Ending Balance..........................      --                              400    $  12.00-$13.00          400    $  12.00-$13.00
                                          -----------                         ---                             ---
                                          -----------                         ---                             ---

NOTE 14--RELATED PARTY TRANSACTIONS

SERVICES AGREEMENTS

    In connection with the Company's merger with Milliwave, the Company entered into a Services Agreement with Milliwave in June 1996. Under the Services Agreement, a subsidiary of the Company installed radio links and managed Milliwave's communications network. Total fees under the Services Agreement and equipment sales paid by Milliwave to the Company were $1.5 million through December 31, 1996.

    In connection with the Company's purchase of certain assets of Locate, the Company entered into a Services Agreement with Locate in April 1996. Under the Agreement, the Company provided consulting services to Locate regarding the operation of Locate's business. During the year ended December 31, 1996, Locate paid the Company approximately $352,000 under the Services Agreement.

MANAGEMENT AGREEMENT

    The Company and WinStar Services, a wholly owned subsidiary of WinStar Companies, a corporation of which two of the Company's directors are principal officers and stockholders, were parties to a five-year management agreement which provided, as amended, that WinStar Services would render financial, advisory and management services in connection with the capital, acquisition and planning needs of the Company. During the year ended February 28, 1995, an aggregate of $254,560 was paid to WinStar Services by the Company as management fees and reimbursement of expenses. Additionally, the Company paid $481,039 in cash and issued notes amounting to $481,038 in payment of contingent performance fees to WinStar Services during the year ended February 28, 1995. These contingent performance fees related to specific debt and equity financing and investment transactions in excess of $33.6 million. During the year ended February 28, 1995, all such notes were satisfied when they were used to pay for the exercise of warrants and stock options held by WinStar Services and its affiliates. See "Private Exchange Transaction" below.

    The management agreement was terminated as of February 28, 1995.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 14--RELATED PARTY TRANSACTIONS (CONTINUED)
PRIVATE EXCHANGE TRANSACTION

    On November 29, 1995, the Company acquired, in exchange for the issuance of 3,741,224 shares of its common stock ("Private Exchange"), substantially all of the assets of WinStar Companies, whose assets consisted of (i) all the outstanding capital stock of WinStar Services and WinStar Venture, two wholly owned subsidiaries of WinStar Companies, and (ii) 389,580 shares of the Company's common stock owned by WinStar Companies. The sole assets of WinStar Services and WinStar Venture were 2,117,183 shares of the Company's common stock and other securities of the Company that were exercisable or convertible into 1,429,633 shares of the Company's common stock. Accordingly, the Company issued 3,741,224 shares of the Company's common stock and, in exchange, acquired 3,936,396 shares of common stock and common stock equivalents. All of the Company's common stock and certain of the common stock equivalents received in the Private Exchange were included in Treasury Stock at December 31, 1995 and were retired in 1996. WinStar Companies, WinStar Services and WinStar Venture had no liabilities at the time of the closing of the Private Exchange other than a liability previously assumed by the Company or liabilities for which the Company is being indemnified. No claims for any liabilities have been received by the Company.

    The new shares of the Company's common stock issued in the Private Exchange represented that number of shares which had an aggregate market value based upon the average of the closing sale price of the Company's common stock on the 30 trading days preceding November 15, 1995, the date as of which the exchange agreement regarding the above-described transaction was executed, equal to the market value of the Company's common stock (i) transferred by WinStar Companies to the Company, (ii) owned by WinStar Services and WinStar Venture and (iii) underlying certain other securities of the Company owned by WinStar Services and WinStar Venture which were convertible into or exercisable for shares of the Company's common stock, less the aggregate exercise price of such latter securities.

    The stockholders of WinStar Companies included several of the Company's current executive officers and directors. Simultaneously with the Private Exchange, WinStar Companies was dissolved and the new shares issued in the Private Exchange were issued directly to the stockholders of WinStar Companies in proportion to their equity ownership of WinStar Companies.

    The Private Exchange was considered and approved by a special committee of independent and disinterested directors of the Company and an opinion from an independent investment banking firm that the Private Exchange was fair to the Company and its stockholders was obtained in connection with the Private Exchange.

SGC CONSULTING AGREEMENT

    In November 1993 and as subsequently amended, the Company entered into a consulting agreement with SGC Services ("SGC"), a telecommunications consulting firm pursuant to which SGC received a monthly fee of $17,500 and options to purchase 175,000 shares of the Company's common stock. The President and Director of SGC is currently a Director and employee of the Company. Under this consulting agreement, SGC was entitled to receive a cash fee equal to 5% of the consideration paid in connection with certain transactions introduced to the Company by SGC.

    In connection with investments by the Company in Avant-Garde and The Winning Line, Inc. ("TWL"), a producer of sports-related radio programming, both of which businesses were introduced to the Company by SGC, SGC was paid fees by Avant-Garde and by TWL. Additionally, in connection with

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 14--RELATED PARTY TRANSACTIONS (CONTINUED) the Company's acquisition of its equity interest in Avant-Garde, such Director was paid a fee by the principal of Avant-Garde equal to 4.0% of the total consideration received by such principal from the Company in connection with the acquisition. The Company paid no fees to SGC in connection with such transactions, but the fees received by SGC and such Director from Avant-Garde and TWL were credited against the monthly fees payable to SGC by the Company.

    Fees and expenses paid to SGC during the year ended February 28, 1995 were $119,000. The consulting agreement was terminated in January 1995 in connection with the execution of such Director's employment agreement with the Company.

AGREEMENT WITH ITC GROUP, INC.

    In May 1994, the Company, WinStar Wireless, Inc. ("WWI") and ITC Group, Inc. ("ITC"), a telecommunications consulting firm, entered into a two-year agreement pursuant to which ITC advised the Company on the operations of its telecommunications business. ITC, together with the management and employees of WWI, developed and implemented a two-year operating plan for the Company's wireless telecommunications business. Pursuant to the terms of the consulting agreement, ITC made its consultants available to the Company and its subsidiaries. The Company paid ITC an annual base consulting fee of $700,000 for the services of a core management team, as well as supplemental fees at agreed upon rates for additional consulting services rendered by ITC as necessary from time to time. Under the terms of the agreement, ITC provided up to 12 consultants at any given time. During the year ended February 28, 1995 and through September 1995, ITC was paid $1.5 million and $1 million, respectively, in fees and expenses in connection with the consulting agreement, the Company granted options to purchase an aggregate of 500,000 shares of its common stock for $4.41 per share to certain consultants of ITC.

    Effective September 5, 1995, ITC's President became President and Chief Operating Officer of the Company and certain core management personnel previously provided by ITC also became employees. Concurrently, ITC ceased providing services to the Company under the consulting agreement, and the Company's obligation to pay any future compensation to ITC under such agreement was terminated.

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest during the year ended February 28, 1995, the ten months ended December 31, 1995, and the year ended December 31, 1996 was $621,000, $1.3 million and $2.1 million, respectively. During the year ended December 31, 1996, the Company capitalized $300,000 of interest incurred in connection with the buildout of its telecommunications network. No interest was capitalized in the ten months ended December 31, 1995 or the year ended February 28, 1995.

    During the year ended February 28, 1995, the Company completed the following material noncash transactions: (i) the conversion of the Series D and Series E Warrants through the assignment of notes payable and accrued interest; (ii) the satisfaction of approximately $600,000 in notes payable through the exercise of stock options; (iii) conversions of Preferred Stock Series B, C, and D; (iv) the acquisition of approximately $740,000 in property and equipment through various capitalized leases; and (v) the issuance of 28,572 shares of its common stock valued at $200,000, in connection with an acquisition.

    During the ten months ended December 31, 1995, the Company completed the following material noncash transactions: (i) the conversion of $3.75 million of convertible notes plus accrued interest thereon; (ii) the conversion of Preferred Stock Series E; (iii) the acquisition of approximately $7.5 million in

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED) property and equipment through various capitalized leases; (iv) the Private Exchange transaction (see Note 14); (v) the settlement of the Company's placement expenses from the gross proceeds of the Debt Placement; and (vi) the acquisition of Avant-Garde.

    During the year ended December 31, 1996, the Company completed the following material noncash transactions: (i) the conversion of $3.75 million of convertible notes plus accrued interest; (ii) the acquisition of $8.6 million in property and equipment through various capitalized leases; (iii) the issuance of 100,605 shares and share equivalents, with a value of $1.5 million, and $800,000 in notes payable in connection with certain acquisitions (see Note 2); (iv) the issuance of $17.5 million in notes payable for the acquisition of Locate; and
(v) the acceptance of 150,000 shares of the Company's common stock for payment of stock options exercised. Depreciation and amortization includes amortization of deferred compensation.

NOTE 16--ADVERTISING COSTS

    Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the year ended February 28, 1995, the ten months ended December 31, 1995, and the year ended December 31, 1996 was approximately $200,000, $500,000 and $4.3 million, respectively.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 17--BUSINESS SEGMENTS

    The Company's business segments are telecommunications, information services, and merchandising. The following table is a summary of these segments for the year ended February 28, 1995, the ten months ended December 31, 1995 and the year ended December 31, 1996:

                                                                                      TOTAL
                                      TELECOMMUNI-   INFORMATION                    BUSINESS      GENERAL
                                         CATIONS      SERVICES    MERCHANDISING     SEGMENTS     CORPORATE   CONSOLIDATED
                                      -------------  -----------  --------------  -------------  ----------  ------------
                                                                        (IN THOUSANDS)
For the year ended February 28, 1995
Net sales...........................   $    14,909    $     473     $   10,183     $    25,565   $   --       $   25,565
Operating income (loss).............        (4,984)        (157)           216          (4,925)        (944)      (5,869)
EBITDA..............................        (4,560)        (150)           461          (4,249)        (930)      (5,179)
Depreciation and amortization.......           392            7            245             644           14          658
Capital expenditures................         1,329            4            287           1,620          196        1,816
Identifiable assets at February 28,
  1995..............................   $    14,594    $   4,219     $    6,911     $    25,724   $    3,785   $   29,509

For the ten months ended December
  31, 1995
Net sales...........................   $    13,137    $   2,648     $   13,986     $    29,771   $   --       $   29,771
Operating income (loss).............        (7,288)         217            681          (6,390)      (3,861)     (10,251)
EBITDA..............................        (6,358)         241            923          (5,194)      (3,758)      (8,952)
Depreciation and amortization.......           930           24            242           1,196          104        1,300
Capital expenditures................         7,458           14            529           8,001          651        8,652
Identifiable assets at December 31,
  1995..............................   $    36,998    $  20,195     $   10,459     $    67,652   $  217,711   $  285,363
For the year ended December 31, 1996
Net sales...........................   $    33,969    $  14,650     $   19,429     $    68,048   $   --       $   68,048
Operating loss......................       (43,698)      (1,409)           (42)        (45,149)     (11,373)     (56,522)
EBITDA..............................       (39,206)        (890)           294         (39,802)      (9,796)     (49,598)
Depreciation and amortization.......         3,831          469            330           4,630          202        4,832
Capital expenditures................        46,632          701            119          47,452          509       47,961
Identifiable assets at December 31,
  1996..............................   $   101,380    $  30,133     $   15,248     $   146,761   $  143,462   $  290,223

------------------------

EBITDA represents operating income (loss) plus interest, taxes, depreciation and amortization.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The unaudited quarterly financial data for 1996 for the Company is as follows:

                                                                                 QUARTER ENDED
                                                               --------------------------------------------------
                                                                MARCH 31    JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                               ----------  ----------  ------------  ------------
                                                                                 (IN THOUSANDS)
Operating revenues
  Telecommunications services................................  $   10,217  $   10,356   $    7,384    $    6,012
  Information services.......................................         771       2,652        4,056         7,171
  Other......................................................       3,521       3,166        5,857         6,885
                                                               ----------  ----------  ------------  ------------
    Total operating revenues.................................      14,509      16,174       17,297        20,068
                                                               ----------  ----------  ------------  ------------
Operating expenses
  Cost of services and products..............................       9,052      11,304       13,280        18,500
  Selling, general and administrative expenses...............       9,853      15,659       17,297        24,879
  Depreciation and amortization..............................         558         745        1,215         2,230
                                                               ----------  ----------  ------------  ------------
    Total operating expenses.................................      19,461      27,708       31,792        45,609
                                                               ----------  ----------  ------------  ------------
Operating loss...............................................      (4,952)    (11,534)     (14,495)      (25,541)

Other expense
  Interest expense...........................................       8,803       9,183        9,233        10,257
  Interest income............................................      (3,056)     (2,601)      (2,516)       (2,102)
                                                               ----------  ----------  ------------  ------------
Net loss.....................................................  $  (10,699) $  (18,116)  $  (21,212)   $  (33,696)
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Net loss per share...........................................  $    (0.39) $    (0.65)  $    (0.75)   $    (1.18)
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------
Weighted average shares outstanding..........................      27,214      27,720       28,133        28,553
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------

    The financial data presented above reflects certain reclassifications from the amounts presented in the Company's filings on form 10-Q for the periods ending March 31, June 30 and September 30, 1996. The reclassifications principally relate to the breakout of revenues by operating segment and the reclassification of certain telecommunication network costs from the selling, general and administrative caption to the cost of services and products caption.

NOTE 19--SUBSEQUENT EVENTS TO DECEMBER 31, 1996 (UNAUDITED)

AGREEMENT TO PURCHASE ADDITIONAL LICENSES

    On January 28, 1997, the Company executed agreements to acquire 47 additional 38 GHz licenses, subject to FCC approval. The total purchase price for the licenses will be $16 million, payable in the Company's common stock, which will be priced at the time of closing. The acquisitions are expected to close within approximately one year. In addition, the Company agreed to purchase additional 38 GHz licenses, subject to FCC approval, which may be granted with respect to certain license applications currently on file with the FCC.

ISSUANCE OF CONVERTIBLE PREFERRED STOCK

    On February 11, 1997, the Company sold 4 million shares of 6% Series A cumulative convertible preferred stock, par value $1.01, and 1.6 million warrants to purchase common stock of the Company, par

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 19--SUBSEQUENT EVENTS TO DECEMBER 31, 1996 (UNAUDITED) (CONTINUED) value $1.01, for gross proceeds of $100 million. The preferred stock earns a 6% annual dividend, payable quarterly in kind, and matures on February 11, 2002.

    Two million shares of the preferred stock are convertible beginning on August 11, 1997, at $25 per share or, if the average closing sale price of the Company's common stock for the preceding twenty trading days is less than $25, such average closing sale price, while the remainder becomes convertible on February 11, 1998, at $25 per share or, if the average closing sale price of the Company's common stock for the preceding twenty trading days is less than $25, such average closing sale price. On February 11, 2002, any preferred stock still outstanding will be automatically converted into shares of the Company's common stock, unless the Company elects to pay, in lieu of conversion, the equivalent value in cash.

    The warrants are exerciseable at $25 per share, and expire on February 11, 2002. The Company has the right to call the warrants after February 11, 2001, if the Company's common stock price has exceeded $40 on each of the previous twenty trading days.

DEBT PLACEMENT

    On March 18, 1997, the Company and a wholly owned subsidiary of the Company issued an aggregate of $300 million of notes in an institutional private placement (the 1997 Debt Placement). In addition, the Company obtained a commitment for an additional $150 million facility which may be drawn by the Company beginning March 31, 1999, subject to certain operating and financial criteria.

    The 1997 Debt Placement consisted of (i) $100 million of the Company's 14.5% Senior Deferred Interest Notes due 2005 (the "New Senior Notes"), ranking PARI PASSU with the Company's Senior Discount Notes due 2005, and (ii) $200 million of 12.5% Guaranteed Senior Secured Notes (the "Senior Secured Notes") which were issued by a wholly owned subsidiary and are unconditionally guaranteed by the Company. Interest on the New Senior Notes will accrue and compound semiannually through October 15, 2000, but will not be payable in cash. Interest will be payable on the New Senior Notes each April 15 and October 15 commencing April 15, 2001, through final maturity in 2005. Interest on the Senior Secured Notes is payable semiannually through maturity.

    Under the terms of the 1997 Debt Placement, the Company is obligated to consummate an exchange offer with respect to the New Senior Notes and the Senior Secured Notes whereby these notes will be exchanged for new notes (the "New Notes") which will be identical in every respect to the original New Senior Notes and Senior Secured Notes except that the New Notes will be registered under the Securities Act of 1933. The terms of the 1997 Debt Placement also place certain restrictions on the ability of the Company to pay dividends or make other restricted payments, incur additional indebtedness, issue guarantees, sell assets, or enter into certain other specified transactions.

                        REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS ON SCHEDULES

Board of Directors
  WinStar Communications, Inc.

    In connection with our audit of the consolidated financial statements of WinStar Communications, Inc. and Subsidiaries referred to in our report dated January 24, 1997, which is included in this Annual Report on Form 10-K, we have also audited Schedule II for the year ended February 28, 1995, the ten months ended December 31, 1995 and the year ended December 31, 1996.

    In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP
New York, New York
January 24, 1997

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                       COLUMN B            COLUMN C         COLUMN D       COLUMN E
-------------------------------------------------------------------------------------------------------------
                                             BALANCE AT       ADDITIONS CHARGED
                                              BEGINNING         TO COSTS AND                   BALANCE AT END
              DESCRIPTION                     OF PERIOD           EXPENSES        DEDUCTIONS     OF PERIOD
---------------------------------------  -------------------  -----------------  ------------  --------------

Reserves deducted from assets to which
  they apply:

Year ended February 28, 1995
  Allowance for doubtful
    accounts (a).......................      $   357,843        $     893,857    $    427,991(b)  $    823,709
                                                --------      -----------------  ------------  --------------
                                                --------      -----------------  ------------  --------------

Ten months ended December 31, 1995
  Allowance for doubtful
    accounts (a).......................      $   823,709        $     887,425    $    911,403(b)  $    799,731
                                                --------      -----------------  ------------  --------------
                                                --------      -----------------  ------------  --------------

Year ended December 31, 1996
  Allowance for doubtful
    accounts (a).......................      $   799,731        $   1,872,164    $  1,670,015(b)  $  1,001,880
                                                --------      -----------------  ------------  --------------
                                                --------      -----------------  ------------  --------------

------------------------

(a) Deducted from accounts receivable

(b) Uncollectible accounts receivable charged against allowance