Form 10-Q
period 1997-03-31
WINSTAR COMMUNICATIONS INC
filed 1997-05-15
CIK 868797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________  to  _____________________


                         Commission File Number: 1-10726

                          WINSTAR COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                    13-3585278
----------------------------                  --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                  230 Park Ave., Suite 2700, New York, NY 10169
                    (Address of principal executive offices)


                                 (212) 584-4000
                         (Registrant's telephone number)
                             -----------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No _



State the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1997: 32,969,538

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS






PART I.       Financial Information


    Item 1.    Financial Statements                                                                              PAGE
              Unaudited Condensed Consolidated Balance Sheets - December 31, 1996
              and March 31, 1997..................................................................................3

              Unaudited Condensed Consolidated Statements of Operations - three months ended March 31, 1996 and 1997................................................................4

              Unaudited Condensed Consolidated Statements of Cash Flows - three months ended March 31, 1996 and 1997................................................................5

              Notes to Condensed Consolidated Financial Statements................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................................10


PART II.      Other Information...................................................................................18

                         Item 2.  Changes in Securities
                         Item 5.  Other Information
                         Item 6.  Exhibits and Reports on Form 8-K


Signatures........................................................................................................20

                          WinStar Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                                          December 31,        March 31,
                                    ASSETS                                                   1996               1997
                                                                                             -----              -----
                                                                                                             (unaudited)
Current Assets
   Cash and cash equivalents                                                           $     95,490        $   375,757
   Short-term investments                                                                    26,997             37,717
                                                                                      -------------      -------------
         Cash, cash equivalents and short-term investments                                  122,487            413,474

   Investment in equity securities                                                              688                376
   Accounts receivable, net of allowance for doubtful accounts                               13,150             15,149
   Inventories                                                                                5,009              6,361
   Prepaid expenses and other current assets                                                 15,969             11,804
   Net assets of discontinued operations                                                      3,814              3,953
                                                                                     --------------     --------------
         Total current assets                                                               161,117            451,117

Property and equipment, net                                                                  62,572             93,789
Licenses, net                                                                                27,434            166,024
Intangible assets, net                                                                       12,955             12,651
Deferred financing costs                                                                     10,535             20,539
Other assets                                                                                  4,176              4,749
                                                                                     --------------     --------------
         Total assets                                                                   $   278,789        $   748,869
                                                                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term debt                                                   $     19,901       $     19,492
   Accounts payable and accrued expenses                                                     29,442             32,269
   Current portion of capitalized lease obligations                                           3,110              3,603
                                                                                     --------------     --------------
         Total current liabilities                                                           52,453             55,364

Capitalized lease obligations, less current portion                                          10,846             12,991
Long-term debt, less current portion                                                        265,161            574,429
Deferred income taxes                                                                          --               26,500
                                                                                      -------------      -------------
         Total liabilities                                                                  328,460            669,284
                                                                                       ------------       ------------

Commitments and contingencies

Stockholders' equity (deficit)
   Preferred stock                                                                              --                  40
   Common stock, par value $.01; authorized 75,000 shares, issued
     28,989 and 32,796, outstanding 28,989 and 32,796, respectively                             290                328
   Additional  paid-in capital                                                               75,436            246,902
   Accumulated deficit                                                                     (125,034)          (167,010)
                                                                                      -------------       ------------
                                                                                            (49,308)            80,260
   Unrealized loss on investments                                                              (363)              (675)
                                                                                   ----------------   ----------------
Total stockholders' equity (deficit)                                                        (49,671)            79,585
                                                                                     --------------      -------------
Total liabilities and stockholders' equity (deficit)                                    $   278,789         $  748,869
                                                                                        ===========         ==========

            See Notes to Condensed Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                             1996                1997
                                                                                            ------              ------
Operating revenues
   Telecommunications services - commercial                                            $         74       $      4,455
   Telecommunications services - residential                                                 10,143              2,608
   Information services                                                                         771              6,014
                                                                                     --------------      -------------
Total operating revenues                                                                     10,988             13,077
                                                                                       ------------       ------------
Operating expenses
   Cost of services and products                                                              6,678             12,959
   Selling, general and administrative expenses                                               8,845             29,553
   Depreciation and amortization                                                                492              3,501
                                                                                     --------------       ------------
Total operating expenses                                                                     16,015             46,013
                                                                                       ------------        -----------
Operating loss                                                                               (5,027)           (32,936)
Other expense
   Interest expense                                                                          (8,643)           (10,798)
   Interest income                                                                            3,108              2,235
                                                                                      -------------       ------------
Net loss from continuing operations                                                         (10,562)           (41,499)
Net loss from discontinued operations                                                          (137)              (477)
                                                                                     --------------      -------------
Net loss                                                                                    (10,699)           (41,976)
                                                                                       ============        ===========
Net loss per share from continuing operations                                         $       (0.39)       $     (1.27)
Net loss per share from discontinued operations                                               (0.00)             (0.02)
                                                                                     --------------      -------------
Net loss per share                                                                    $       (0.39)       $     (1.29)
                                                                                      =============       ============
Weighted average shares outstanding                                                          27,214             32,610
                                                                                       ============         ==========

            See notes to condensed consolidated financial statements.

                          WINSTAR COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                            For the three months ended
                                                                                                    March 31,
                                                                                             1996               1997
                                                                                            ------             ------
Cash flows from operating activities
   Net loss                                                                               $ (10,699)        $  (41,976)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Net loss from discontinued operations                                                  137                477
         Depreciation and amortization                                                          951              3,791
         Provision for doubtful accounts                                                        381                699
         Non cash interest expense                                                            7,854              9,691
         (Increase) decrease in operating assets:
            Accounts receivable                                                              (1,516)            (2,696)
            Inventories                                                                         189             (1,352)
            Prepaid expenses and other current assets                                           656               (306)
            Other assets                                                                       (125)              (258)
         Increase in accounts payable and accrued expenses                                   (1,442)             2,794
         Net cash used in discontinued operations                                              (136)              (617)
                                                                                      -------------     --------------
Net cash used in operating activities                                                        (3,750)           (29,753)
                                                                                       ------------       ------------
Cash flows from investing activities:
   Decrease (increase) in short-term investments, net                                        46,222            (10,720)
   Purchase of property and equipment, net                                                   (2,471)           (32,380)
   Acquisitions                                                                                  --            (34,917)
   Other, net                                                                                  (834)                40
                                                                                     --------------    ---------------
Net cash provided by (used in) investing activities                                          42,917            (77,977)
                                                                                        -----------       ------------
Cash flows from financing activities:
   (Repayments of) proceeds from long-term debt, net                                           (657)           288,818
   Net proceeds from equity transactions                                                        124             96,644
   Proceeds from equipment lease financing                                                       --              3,347
   Payment of capital lease obligations                                                        (309)              (709)
   Other, net                                                                                  (304)              (103)
                                                                                     --------------     --------------
Net cash (used in) provided by financing activities                                          (1,146)           387,997
                                                                                      -------------         ----------
Net increase in cash and cash equivalents                                                    38,021            280,267
Cash and cash equivalents at beginning of period                                            138,106             95,490
                                                                                         ----------        -----------

Cash and cash equivalents at end of period                                                  176,127            375,757
Short-term investments at end of period                                                      27,373             37,717
                                                                                        -----------        -----------
Cash, cash equivalents and short-term investments at end of period                        $ 203,500          $ 413,474
                                                                                          =========          =========

            See notes to condensed consolidated financial statements.

                          WINSTAR COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (unaudited)



1.  Basis of Presentation

WinStar Communications, Inc. ("WinStar") provides a full range of telecommunications services, including local, long distance and Internet access services, as a competitive local exchange carrier ("CLEC"). By exploiting its fiber-quality digital capacity in the 38 GHz portion of the radio spectrum ("Wireless FiberSM") and a switch-based infrastructure, WinStar seeks to distinguish itself as a facilities-based, value-added provider of high-capacity telecommunications services to small and medium-sized businesses and an attractive alternative to established providers, such as the regional Bell operating companies ("RBOCs"). WinStar also offers a variety of facilities-based broadband, high-capacity local access and digital network services ("Carrier Services") to other telecommunications services providers on a wholesale basis.

WinStar has three operating units conducting business primarily through the following wholly owned subsidiaries:

o WinStar Telecommunications, Inc. ("WinStar Telecom") is a CLEC providing competitive local, long distance telephone and Internet services as an alternative to local telephone companies.

o WinStar Wireless, Inc. ("WinStar Wireless") markets the Company's Carrier Services to long distance carriers, other competitive access providers ("CAPs"), mobile communications companies, local telephone companies, cable television operators, Internet access providers, end users, and other customers with broadband local telecommunications needs.

o WinStar New Media Company, Inc. ("WinStar New Media") acquires rights to and distributes information services and entertainment content as a complement to the Company's telecommunications activities.

The condensed consolidated financial statements presented herein include the accounts of WinStar and its subsidiaries, including WinStar Telecom, WinStar Wireless, WinStar New Media and, as a discontinued operation, WinStar Global Products, Inc. ("Global Products"), (collectively, the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit.
------------------------------------------
Wireless Fiber SM is a service mark of WinStar Communications, Inc.

                          WINSTAR COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (unaudited)



However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of March 31, 1997, the statements of operations for the three months ended March 31, 1996 and 1997, and the statements of cash flows for the three months ended March 31, 1996 and 1997.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The unaudited financial statements for the three months ended March 31, 1996 reflect certain reclassifications such that they conform to the current period presentation.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.   Acquisition of Milliwave Limited Partnership

On January 2, 1997, a subsidiary of the Company merged with the corporate shareholders of Milliwave Limited Partnership ("Milliwave"), a large holder of 38 GHz licenses in the United States, covering 160 million people in more than 80 major markets. The merger consideration paid by the Company to the shareholders of the corporate partners of Milliwave was $116 million ($40.7 million in cash and 3.6 million shares of the Company's common stock, which had an aggregate market value of $75 million). Pursuant to a registration rights agreement, the Company agreed to register such shares of common stock for resale prior to January 1, 1998. The merger was treated as a "purchase" for accounting purposes with the purchase price principally allocated to licenses. In addition, approximately $26.5 million of deferred tax liabilities were recorded in connection with the acquisition, with a corresponding allocation to licenses, which will be amortized on a straight-line basis over 40 years. The accounts of Milliwave have been consolidated into the Company's financial statements as of the date of acquisition. Milliwave had minimal operations prior to its merger into the Company, and therefore no pro forma information is presented.

3.   Agreement to Purchase Additional Licenses

On January 28, 1997, the Company executed agreements to acquire 47 additional 38 GHz licenses, subject to FCC approval. The total purchase price for the licenses will be approximately $16 million, payable in the Company's common stock, which will be priced at the time of closing, or under certain circumstances, at the Company's option, in cash. The acquisitions are expected to close within approximately one year of the date of such agreements. In addition, the Company agreed to purchase additional 38 GHz licenses, subject to FCC approval, which may be granted with respect to certain license applications currently on file with the FCC.

4.   Issuance of Convertible Preferred Stock

On February 11, 1997, the Company sold 4 million shares of 6% Series A cumulative convertible preferred stock, par value $0.01, and warrants to purchase 1.6 million shares of common stock of the Company in a private placement for gross aggregate proceeds of $100 million ("Preferred Stock Placement"). The preferred stock earns a 6% annual dividend, payable quarterly in cash or in kind, at the Company's option.

Beginning on August 11, 1997, 50% of the outstanding preferred stock becomes convertible into common stock at the lesser of $25 and the average closing sale price of the Company's common stock for the twenty trading days preceding

                          WINSTAR COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (unaudited)


conversion. The remainder of the preferred stock becomes convertible on February 11, 1998, at the lesser of $25 per share and the average closing sale price of the Company's common stock for the twenty trading days preceding February 11, 1998. If such conversion price is less than $15 per share, the Company may, in lieu of conversion, elect to pay 110% of the liquidation value in cash. On February 11, 2002, any preferred stock still outstanding will be automatically converted into shares of the Company's common stock, unless the Company elects to pay, in lieu of conversion, the liquidation value in cash.

The warrants are exercisable at $25 per share, and expire on February 11, 2002. The Company has the right to call the warrants after February 11, 2001, if the Company's common stock price has exceeded $40 on each of the previous twenty trading days.

The Company is required to use its best efforts to file, and have declared effective by August 15, 1997, a registration statement covering the preferred stock and related warrants. In addition, the Company is required to file a registration statement covering the common stock underlying the convertible preferred stock within 30 days after demand is made by a holder thereof and to have such registration statement declared effective within 90 days after such demand. Such a demand was made by a holder, as of May 11, 1997. The Company's dividend obligation on the preferred stock at March 31, 1997 was paid in kind.

5.   Debt Placement

On March 18, 1997, the Company and a wholly owned subsidiary of the Company issued an aggregate of $300 million of notes in an institutional private placement (the "1997 Debt Placement"). In addition, the Company obtained a commitment for an additional $150 million facility which may be drawn by the Company on March 31, 1999, subject to certain operating and financial criteria.

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

6.   Discontinued Operation - WinStar Global Products, Inc.

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, Global Products, was approved by the Board of Directors, and it is anticipated that the disposal will be completed within the next 12 months. The Company does not expect to incur a loss on the disposition of Global Products. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying condensed consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                          WINSTAR COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (unaudited)



                                                                         For The Three Months Ended
                                                                                 March 31,

                                                                          1996               1997
                                                                          ----               ----
Operating revenues                                                     $ 3,521             $ 3,692
                                                                       -------             -------

Cost of services and products                                            2,374               2,550
Selling, general & administrative                                        1,008               1,226
Depreciation and amortization                                               64                  58
                                                                    ----------         -----------

Total operating expenses                                                 3,446               3,874
                                                                        ------           ---------

Operating income (loss)                                                     75                (182)
Interest Expense                                                          (212)               (295)
                                                                       -------          ----------

Net Loss                                                                $ (137)            $  (477)
                                                                       =======            ========

                          WINSTAR COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (unaudited)



Net assets of the discontinued operations of Global Products at December 31, 1996 and March 31, 1997 are composed of the following (in thousands of dollars):


                                                                 December 31,              March 31,
                                                                     1996                    1997
                                                                 -------------            ------------
Assets:

  Accounts Receivable, net                                       $   4,499                $   3,619
  Inventories                                                        8,606                    8,898
  Other Assets                                                       2,143                    2,326
                                                                ----------               ----------
      Total Assets                                                  15,248                   14,843
                                                                 =========                =========
Liabilities:
  Current Liabilities                                                3,102                    2,193
  Other Liabilities                                                  8,332                    8,697
                                                                 ---------               ----------
      Total Liabilities                                             11,434                   10,890
                                                                  --------                ---------
      Net Assets                                                  $  3,814                $   3,953
                                                                  ========                =========


7.   New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and, if applicable, diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company provides a full range of telecommunications services as a CLEC, including local, long distance and Internet access services, to small and medium-sized businesses in major metropolitan areas in the United States. By exploiting its Wireless Fiber services and a switch-based infrastructure, the Company seeks to distinguish itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber capacity to provide its Carrier Services, consisting of a variety of facilities-based broadband, high-capacity local access and digital network services, to other telecommunications services providers. The Company acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

During the third quarter of 1996, the Company launched its CLEC offering in New York City and has since introduced its local telecommunications services in 12 additional markets. The Company intends, during the next several years, to introduce its local exchange services in all of the other major metropolitan areas where it is licensed to provide 38 GHz services over four or more 100 MHZ channels.

The Company also provides wholesale Carrier Services that enable other carriers to expand their networks or meet end user demand via the Company's digital wireless capacity in the 38 GHz portion of the radio spectrum. The Company currently markets these services in its licensed areas to RBOCs and other LECs, IXCs, CAPs and CLECs, PCS and CMRS providers, cable companies, Internet service providers, value-added resellers and systems integrators. Additionally, the Company has signed multi-year master service agreements with a number of large industry customers, including Pacific Bell and American Communications Services, each of which has forecasted demand for several thousand circuits, including T-1 circuits (equivalent capacity of 24 voice-grade circuits) and DS-3 circuits (equivalent capacity of 28 T-1 circuits). The Company's wholesale Carrier Services business also will serve a significant portion of the local access needs of the Company's CLEC business, including backbone interconnections of hub and main switch sites, and the origination and termination of local traffic for the Company's local exchange customers.

In connection with the Company's rollout of its local telecommunications services, the Company intends to provide business information services to its CLEC customers. It is currently anticipated that these services will be delivered through the Company's direct sales force and will be structured as tiered-channels of licensed and customized information, which will serve as a one-stop, easy-to-use desktop information resource for the Company's business customers.

The Company significantly expanded its spectrum holdings ("Wireless Licenses") during the past year with the completion of the acquisition of Milliwave and the acquisition of Local Area Telecommunications, Inc. The Company also has entered into certain agreements to purchase an aggregate of 47 licenses in the 38 GHz spectrum, and, if granted, and subject to FCC consent, up to 53 additional such licenses. Currently, the Wireless Licenses allow the Company to provide Wireless Fiber services in 47 of the 50 most populated MSAs in the United States. The Wireless Licenses currently cover more than 100 cities with populations exceeding 100,000 each, encompass an aggregate population of approximately 172 million people and address approximately 600 million channels pops (population coverage multiplied by the number of 100 MHZ channels). Upon completion of all pending acquisitions, which are subject to FCC consent, the Company's total population coverage will increase to approximately 180 million, its total channel pops will grow to approximately 650 million and the Wireless Licenses will allow the Company to provide services in 49 of the 50 most populated MSAs in the United States.

Revenues

Revenues generated by the operations of the Company's telecommunications businesses will represent an increasing percentage of the Company's consolidated revenues as the Company expands into the local telecommunications services market. Factors driving the mix of revenues are as follows:

CLEC Services. CLEC revenues are driven primarily by the number of customer lines installed and in service. Customers generally are billed a flat monthly fee and/or a per-minute usage charge or fraction thereof. Revenue growth depends on the introduction of local exchange services in new cities, the purchase and installation of switches to service those areas, the addition of new customers and the sale of bundled services, such as long distance, Internet access and Internet-related services.

The Company intends to develop other anticipated sources of revenue including resale agreements for CMRS, advanced data, broadband data transmission and video conferencing services. The Company believes that as its local exchange services business grows, such business will become the most significant component of the Company's revenues. Revenues from this segment were approximately $2.0 million in the quarter ended March 31, 1997 versus $502,000 in the fourth quarter of 1996, and $84,000 in the third quarter of 1996. It has already installed its own switches in New York, Chicago, Los Angeles and Boston, with San Diego scheduled for June and Newark scheduled for switch service running off the New York switch in July.

The Company will cover more than a dozen markets with switched services by the end of 1997 and plans to cover all of the top 30 U.S. markets with switched services in 1999.

Carrier Services. Carrier Services revenues are driven primarily by the number and capacity (i.e., T-1s or DS-3s) of Wireless Fiber links in service. A key measure of progress for the Company is its installed and available Wireless Fiber capacity. The Company had more than 110,000 voice-grade equivalent circuits in place as of March 31, 1997. Customers generally are billed at a fixed monthly rate per unit of capacity. Another key measure of progress is the number of buildings for which the Company has secured roof rights to install 38 GHz transceivers ("Roof Rights"). The Company's Roof Rights have been increasing in number and declining in average cost. Currently, the Company has secured Roof Rights on approximately 1,200 buildings.

Residential Long Distance Services. Residential long distance telecommunications services revenues are driven principally by the size and type of the customer base. Customers are billed on the basis of minutes or fractions thereof. The Company is focusing on the sale of long distance services to small and medium-sized business customers as part of its CLEC business and is not generally marketing long distance services to residential customers on an active basis. As a result, the Company is allowing its revenues from residential long distance service to decline through attrition, as it focuses on its core small to medium-sized business market.

Information and Content. Information and content revenues are generated principally by: (i) sales of content and related services to traditional content customers, such as cable networks and radio stations; (ii) sales of content to new media distribution channels, such as on-line services; (iii) sales of advertising; and (iv) the bundling of content with the Company's telecommunications services. Revenues also are driven by the size and quality of the Company's programming rights and the release of new programs, which affects quarter to quarter comparability.

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Revenues of the Company's operating segments are as follows (in millions):


                                                                     Quarter Ended
                                                                       March 31,
                                                                 1996            1997
                                                                -----            -----
Telecommunications Services:
   Carrier Services                                             $ 0.1            $2.5
   CLEC Services                                                                  2.0
   Residential Long Distance                                     10.1             2.6
                                                                 ----           -----
                                                                 10.2             7.1
Information Services                                              0.8             6.0
                                                                -----           -----
         Total Revenues                                         $11.0           $13.1
                                                                 ====            ====

Revenues increased by $2.1 million, or 19.1%, for the three months ended March 31, 1997, to $13.1 million, from $11.0 million for the three months ended March 31, 1996. These revenues exclude those from WinStar Global Products, which has been reclassified as a discontinued operation. This increase was attributable to increased revenues generated by the Company's CLEC and carrier services business, as well as its information services, partially offset by an expected decrease in residential long distance revenues.

Revenues from CLEC services were $2.0 million in the quarter ended March 31, 1997, compared to $502,000 in the quarter ended December 31, 1996. The CLEC business commenced operations in the second quarter of 1996. At the end of the first quarter of 1997, the CLEC business had installed over 13,000 lines, up from 4,417 at the end of 1996. The rate of installation continues to grow and is currently running at more than 5,000 per month. As of March 31, 1997, the annualized revenues from the CLEC business were at $10.1 million.

Revenues from carrier services increased $2.4 million to $2.5 million in the quarter ended March 31, 1997, as compared to $0.1 million in the quarter ended March 31, 1996. The revenue increase is the result of the growing number of billed circuits, along with installation revenue and equipment sales related to contract services provided.

WinStar's residential long distance revenues decreased $7.5 million to $2.6 million in the quarter ended March 31, 1997, compared to $10.1 million in the quarter ended March 31, 1996. This decrease was the result of WinStar's focus on its core business of selling communications services to business customers and to other carriers.

Revenues from information services increased by $5.2 million, or 650%, for the three months ended March 31, 1997, to $6.0 million, from $0.8 million for the three months ended March 31, 1996, due to continued internal growth of production and distribution of entertainment content, increases in advertising revenues and acquisitions.

Cost of services and products increased by $6.3 million, or 94.0%, for the three months ended March 31, 1997, to $13.0 million, from $6.7 million for the three months ended March 31, 1996. As a percentage of sales, cost of services and products in the quarter ended March 31,1997 was 99.1%, compared with 60.7% in the quarter ended March 31, 1996, resulting from increasing operating costs from the continued expansion of the Company's local telecommunications network, in addition to decreased margins in the Company's residential long distance business.

Selling, general and administrative expense increased by $20.7 million to $29.6 million for the three months ended March 31, 1997, from $8.8 million for the three months ended March 31, 1996. Selling, general and administrative expense increased predominantly in the telecommunications segment as the Company continued to hire sales, marketing and related support personnel in connection with the accelerated roll out of its CLEC operations, which had no employees last year and over 500 at March 31, 1997, and increased spending on related advertising and marketing of services in new and existing cities where the Company offered its services.

For the reasons noted above, the operating loss for the three months ended March 31, 1997, was $32.9 million, compared with an operating loss of $5.0 million for the three months ended March 31, 1996.

Depreciation and amortization expense increased by $3.0 million for the three months ended March 31, 1997, to $3.5 million, from $0.5 million for the three months ended March 31, 1996 principally resulting from the Company's acquisition of switches, radios and other equipment in connection with its telecommunications network buildout.

Interest expense increased by $2.2 million, or 25.6%, for the three months ended March 31, 1997, to $10.8 million, from $8.6 million for the three months ended March 31, 1996. The increase was principally attributable to the debt issued in the 1995 and 1997 Debt Placements. $9.3 million of the $10.8 million interest expense for the quarter is not payable in cash until after 1999.

Interest income decreased by $0.9 million, or 29.0%, for the three months ended March 31, 1997, to $2.2 million, from $3.1 million for the three months ended March 31, 1996. Proceeds from the Company's Preferred Stock Placement and 1997 Debt Placement are expected to generate increased interest income in the near term.

For the reasons noted above, the Company reported a net loss of $42.0 million for the three months ended March 31, 1997, compared to a net loss of $10.7 million for the three months ended March 31, 1996.

Liquidity and Capital Resources

In February 1997, the Company sold 4,000,000 shares of its 6% Series A Cumulative Preferred Stock and warrants to purchase 1,600,000 shares of Common Stock in the Preferred Stock Placement, pursuant to which the Company and one of its subsidiaries realized net proceeds of approximately $96 million. In addition, in March 1997, the Company and one of its subsidiaries sold an aggregate of $300 million principal amount of notes in the 1997 Debt Placement, pursuant to which they realized net proceeds of approximately $290.5 million.

In connection with the 1997 Debt Placement, the Company also obtained a commitment for a $150 million facility from affiliates of Credit Suisse First Boston and Bankers Trust ("Facility"), which, subject to the Company satisfying various operating and financial criteria, may be drawn by the Company on March 31, 1999. At March 31, 1997, the Company had approximately $413.5 million in cash, cash equivalents and short term investments, exclusive of the $150 million commitment, approximately $185 million of which is to finance equipment in connection with the Company's rollout of its telecommunications infrastructure.

In April 1997, the Company repaid certain indebtedness incurred in the acquisition of Local Area Telecommunications, Inc., including accrued interest thereon, aggregating approximately $17.8 million.

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will increase over the near term as the Company accelerates its growth strategy. A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices in thirteen major cities, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the three months ended March 31, 1997 was $29.4 million, and purchases of property and equipment were $32.4 million. At March 31, 1997 working capital was $395.8 million, including cash, cash equivalents and short-term investments of $413.5 million, as compared to working capital and cash, cash equivalents and short-term investments at December 31, 1996 of $115.6 million and $122.5 million, respectively. As a result of the acceleration of the development and expansion of the Company's telecommunications business, the Company's current plans are for capital expenditures of approximately $500 million over the next three years. The amount of capital required to execute this plan is a function of the speed at which the plan is executed. The Company believes that its existing cash, the Facility, a limited amount of lease financing that it believes is readily available and receivable financing will provide sufficient capital to finance its planned capital expenditures and to reach EBITDA positive. In the event this is untrue, the Company may elect to slow the speed or narrow the focus of this expansion or seek to raise sufficient amounts of additional capital on acceptable terms to implement its plan. In the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any acquisitions of businesses or assets (including additional spectrum licenses, by auction or otherwise), the Company may be required to seek additional sources of capital sooner than currently anticipated.

The Company has commitments during the next 12 months to purchase $22.2 million of telecommunications capital equipment.

Forward-Looking Statements

When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network;
(b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and
(d) general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

         (a) The following table sets forth certain information with respect to sales of equity securities by the Company (other than stock options granted to its employees and others) during the quarter ended March 31, 1997, without registration of such sales under the Securities Act:


                                                                      Consideration received and
                                                                     description of underwriting       Exemption from
                                                      Number of      or other discounts to market   registration claimed
Date of sale              Title of security        securities sold   price afforded to purchasers
------------              -----------------        ----------------  ----------------------------   ----------------------
   2/11/97           6% Series A Cumulative             4,000,000                   *                  Section 4(2) and
                     Convertible Preferred Stock                                                         Regulation D
                     ("Series A Stock")

   2/11/97           Warrants to purchase shares        1,600,000                   *                  Section 4(2) and
                     of Common Stock                                                                     Regulation D
                     ("Warrants")


* The Company issued 4 million shares of Series A Stock and 1,600,000 Warrants, of which the Company sold 3,584,000 shares of Series A Stock and 1,433,600 Warrants and one of the Company's subsidiaries sold 416,000 shares of Series A Stock and 166,400 Warrants, each to a limited number of institutional investors. The Company and such subsidiary received aggregate net proceeds from the sale of these securities of approximately $96 million. The placement agent in such offering was paid aggregate fees and commissions of approximately $4 million. The Series A Stock ranks senior to the Company's Common Stock with respect to the payment of dividends and as to the distribution of assets upon liquidation , dissolution or winding up of the Company. See Note 4 (Issuance of Convertible Preferred Stock) to the Company's Condensed Consolidated Financial Statements included elsewhere in this Report for a more detailed description of the terms of the Series A Stock.

         (b) The following table sets forth certain information with respect to grant by the Company of stock options to its employees and others during the quarter ended March 31, 1997, without registration of such securities under the Securities Act:


                                                         Consideration received
                                                           and description of
                                                         underwriting or other                         If option, warrant or
                                           Number of      discounts to market       Exemption from     convertible security,
                                            options        price afforded to         registration       terms of exercise or
 Date of sale        Title of security      granted            purchasers              claimed               conversion
-------------        ------------------    ---------     ------------------------   --------------    ---------------------------
 1/97 - 3/97             options to        1,130,050      options granted - no       Section 4(2)     exercisable for periods
                          purchase                       consideration received                       of five or ten years from
                        common stock                      by the Company until                        grant at exercise prices
                         granted to                             exercise                               ranging from $10.94 to
                       employees and                                                                           $21.00
                         directors

Item 5.   Other Information

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, Global Products, was approved by the Board of Directors, and it is anticipated that the disposal will be completed within the next 12 months. The Company does not expect to incur a loss on the disposition of Global Products.

Item 6. Exhibits and Reports on Form 8-K

(1)  Current Report on Form 8-K filed January 17, 1997.

(2)  Current Report on Form 8-K filed February 14, 1997.

(3)  Current Report on Form 8-K filed February 27, 1997.

(4)  Current Report on Form 8-K filed March 27, 1997.

                                   SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant

By:  /s/William J. Rouhana, Jr.
--------------------------------------
William J. Rouhana, Jr.
Chief Executive Officer, Director, and
   Chairman of the Board of Directors                      Dated:  May 15, 1997



By:  /s/Fredric E. von Stange
--------------------------------------
Fredric E. von Stange
Director, Executive Vice President, Chief
  Financial Officer (and principal accounting
  officer)                                                 Dated:  May 15, 1997