Form 10-Q/A
period 1997-03-31
WINSTAR COMMUNICATIONS INC
filed 1997-06-10
CIK 868797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to  ______________________


                         Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                      13-3585278
----------------------------                  ---------------------------------
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



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



State the number of shares outstanding of each of the issuer's classes of common stock, as of June 4, 1997: 32,969,538

                                   FORM 10-Q/A

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS




                                                                           PAGE

PART I.       Financial Information


Item 1.    Amendment to Financial Statements

  Amendment to Notes to Condensed Consolidated Financial Statements...........3

  Signatures..................................................................4

                          WINSTAR COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (unaudited)

     The Notes to the Condensed Consolidated Financial Statements of WinStar Communications, Inc. for the three months ended March 31, 1997 are hereby amended to add the following note:

8.       Condensed Financial Information of WinStar Equipment Corp.

         The Company's wholly-owned subsidiary, WinStar Equipment Corp. ("WEC"), a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and inventory ("designated equipment"), received $200 million in gross proceeds from the issuance and sale of its 12.5% Guaranteed Senior Secured Notes in the 1997 Debt Placement which was funded March 18, 1997. WEC has no independent operations other than to function as a telecommunications equipment leasing company serving the Company and its telecommunications businesses and operations.

         Summary financial information of WEC, which is included in the condensed consolidated financial statements of the Company, is as follows (in thousands):

         Balance sheet information at March 31, 1997:


Current assets                                            $ 189,164
Long term assets                                          $  11,770


Current liabilities                                       $   1,377
Long term liabilities                                     $ 200,000


         Statement of operations information for the period ended March 31, 1997, is as follows (in thousands):


Gross revenues                                        $           0
Cost of sales                                                     0
                                                       -------------
Interest expense                                      $        (833)
Interest income                                                 391
                                                       -------------
Net loss                                              $        (442)
                                                      ==============

                                   SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
         Registrant



By:   /s/ Fredric E. von Stange
-------------------------------
Fredric E. von Stange
Director, Executive Vice President, Chief
  Financial Officer (and principal accounting
  officer)                                                 Dated: June 10, 1997



By:    /s/ Timothy R. Graham
-----------------------------
Timothy R. Graham
Executive Vice President                                   Dated: June 10, 1997