Form 10-Q
period 1997-06-30
WINSTAR COMMUNICATIONS INC
filed 1997-08-14
CIK 868797

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------
                                     FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT







For the transition period from ________________ to ________________










                          Commission File Number: 1-10726
                            WINSTAR COMMUNICATIONS, INC.
                            ----------------------------
         (Exact name of small business issuer as specified in its charter)



     Delaware                                          13-3585278
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)








                   230 Park Ave., Suite 2700, New York, NY  10169
                   ----------------------------------------------
                      (Address of principal executive offices)











                                   (212) 584-4000
                                   --------------
                          (Registrant's telephone number)





                              _______________________
              (Former name, former address and former fiscal year end
                           if changed since last report)









Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  / X /   No   /   /







State the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 33,063,705

                                     FORM 10-Q

                            WINSTAR COMMUNICATIONS, INC.

                                 TABLE OF CONTENTS





                                                                            PAGE
                                                                            ----
PART I.   Financial Information






    Item 1.    Financial Statements

               Unaudited Condensed Consolidated Balance
               Sheets - December 31, 1996 and June 30, 1997                    3

               Unaudited Condensed Consolidated Statements
               of Operations - three and six months ended
               June 30, 1996 and 1997                                          4

               Unaudited Condensed Consolidated Statements
               of Cash Flows - six months ended
               June 30, 1996 and 1997                                          5

               Notes to Condensed Consolidated
               Financial Statements                                            6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  10


PART II.       Other Information                                              18



                    Item 2.  Changes in Securities
                    Item 4.  Submission of Matters to a Vote of Security
                               Holders
                    Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                    20

                             WINSTAR COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                            December 31,           June 30,
                                                               1996                  1997
                                                            ------------          -----------
Cash and cash equivalents                                    $  95,490             $ 302,178
Short term investments                                          26,997                40,973
                                                             ---------             ---------
 Cash, cash equivalents and short term investments             122,487               343,151

Investments in equity securities                                   688                   601
Accounts receivable, net of allowance for
  doubtful accounts                                             13,150                19,517
Inventories                                                      5,009                 4,444
Prepaid expenses and other current assets                       15,969                19,925
Net assets of discontinued operations                            3,814                 5,285
                                                             ---------             ---------

      Total current assets                                     161,117               392,923

Property and equipment, net                                     62,572               119,831
Licenses, net                                                   27,434               165,904
Intangible assets, net                                          12,955                12,348
Deferred financing costs                                        10,535                20,152
Other assets                                                     4,176                 4,846
                                                             ---------             ---------

      Total assets                                           $ 278,789             $ 716,004
                                                             ---------             ---------
                                                             ---------             ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of long-term debt                          $  19,901             $   1,316
  Accounts payable and accrued expenses                         29,442                45,271
  Current portion of capitalized lease obligations               3,110                 6,580
                                                             ---------             ---------

      Total current liabilities                                 52,453                53,167

Capitalized lease obligations, less current portion             10,846                25,984
Long-term debt, less current portion                           265,161               587,519
Deferred income taxes                                              -                  26,500
                                                             ---------             ---------

      Total liabilities                                        328,460               693,170
                                                             ---------             ---------
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock                                                    -                      41
Common stock, par value $.01; authorized 75,000 and
  200,000 shares, issued 28,989 and 33,064,
  outstanding 28,989 and 33,064, respectively                      290                   331
Additional paid-in-capital                                      75,436               248,298
Accumulated deficit                                           (125,034)             (225,806)
                                                             ---------             ---------
                                                               (49,308)               22,864

Unrealized loss on investments                                    (363)                  (30)
                                                             ---------             ---------

Totoal stockholders' equity (deficit)                          (49,671)                22,834
                                                             ---------             ---------

Total liabilities and stockholders' equit (deficit)          $ 278,789              $ 716,004
                                                             ---------             ---------
                                                             ---------             ---------

                                       WINSTAR COMMUNICATIONS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)
                                                (unaudited)

                                                        For the three months ended        For the six months ended
                                                                 June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           1996            1997            1996            1997
                                                        -----------    ------------     -----------    ------------
 Operating revenues
  Telecommunications services - commercial              $       284    $      5,325     $       358    $      9,780
  Telecommunications services - residential                  10,072           2,353          20,215           4,961
  Information services                                        2,652           8,662           3,423          14,676
                                                        -----------    ------------     -----------    ------------
 Total operating revenues                                    13,008          16,340          23,996          29,417
                                                        -----------    ------------     -----------    ------------
 Operating expenses
  Cost of services and products                               9,175          15,908          15,853          28,867
  Selling, general and administrative expenses               14,401          39,228          23,246          68,781
  Depreciation and amortization                                 679           4,896           1,171           8,397
                                                        -----------    ------------     -----------    ------------
 Total operating expenses                                    24,255          60,032          40,270         106,045
                                                        -----------    ------------     -----------    ------------
 Operating loss                                             (11,247)        (43,692)        (16,274)        (76,628)

 Other expense
  Interest expense                                           (9,007)        (20,194)        (17,650)        (30,992)
  Interest income                                             2,664           5,090           5,772           7,325
                                                        -----------    ------------     -----------    ------------
 Net loss from continuing operations                        (17,590)        (58,796)        (28,152)       (100,295)

 Net loss from discontinued operations                         (526)            -              (663)           (477)
                                                        -----------    ------------     -----------    ------------
 Net loss                                               $   (18,116)   $    (58,796)    $   (28,815)   $   (100,772)
                                                        -----------    ------------     -----------    ------------
                                                        -----------    ------------     -----------    ------------
 Net loss applicable to common stockholders             $   (18,116)   $    (61,142)    $   (28,815)   $   (103,118)
                                                        -----------    ------------     -----------    ------------
                                                        -----------    ------------     -----------    ------------
 Net loss per share from continuing operations          $     (0.63)   $      (1.85)    $     (1.03)   $      (3.13)

 Net loss per share from discontinued operations              (0.02)            -             (0.02)          (0.01)
                                                        -----------    ------------     -----------    ------------
 Net loss per share                                     $     (0.65)   $      (1.85)    $     (1.05)   $      (3.14)
                                                        -----------    ------------     -----------    ------------
                                                        -----------    ------------     -----------    ------------
 Weighted average shares outstanding                         27,720          32,967         27,468           32,789
                                                        -----------    ------------     -----------    ------------
                                                        -----------    ------------     -----------    ------------


 See Notes to Condensed Consolidated Financial Statements

                            WINSTAR COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                      For the six months ended
                                                              June 30,
                                                         1996            1997
                                                      -----------   -----------
Cash flows from operating activities
 Net loss                                             $   (28,815)  $  (100,770)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net loss from discontinued operations                       663           477
  Depreciation and amortization                             2,940         9,260
  Provision for doubtful accounts                             804           774
  Non cash interest expense                                16,156        22,475
  (Increase) decrease in operating assets:
   Accounts receivable                                     (3,707)       (7,142)
   Inventories                                               (642)          565
   Prepaid expenses and other current assets               (6,412)       (6,859)
   Other assets                                              (578)       (1,392)
  Increase in accounts payable and accrued
      expenses                                              2,924        15,799
  Net cash used in discontinued operations                 (1,043)       (1,947)
                                                       ----------   -----------

Net cash used in operating activities                     (17,710)      (68,760)
                                                       ----------   -----------

Cash flows from investing activities:
 Decrease (increase) in short-term investments, net       (35,418)      (13,976)
 Purchase of property and equipment, net                  (10,329)      (63,354)
 Acquisitions                                                 -         (34,917)
 Other, net                                                  (790)          457
                                                       ----------   -----------

Net cash used in investing activities                     (46,537)     (111,790)
                                                       ----------   -----------

Cash flows from financing activities:
 (Repayments) of proceeds from long-term debt, net         (1,314)      270,945
 Payment of dividends                                         -             -
 Net proceeds from equity transactions                        -          98,087
 Proceeds from equipment lease financing                    4,195        20,511
 Payment of capital lease obligations                        (668)       (1,903)
 Other, net                                                  (393)         (402)
                                                       ----------   -----------



Net cash provided by financing activities                   1,820       387,238
                                                       ----------   -----------


Net increase in cash and cash equivalents                 (62,427)      206,688
Cash and cash equivalents at beginning of period          138,027        95,490
                                                       ----------   -----------

Cash and cash equivalents at end of period                 75,600       302,178
Short-term investments at end of period                   115,460        40,973
                                                       ----------   -----------
Cash, cash equivalents and short-term investments
 at end of period                                      $  191,060   $   343,151
                                                       ----------   -----------
                                                       ----------   -----------

See Notes to Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

WinStar Communications, Inc. ("WinStar") provides a full range of telecommunications and information services, including, among others, local, long distance and Internet access services, as a competitive local exchange carrier ("CLEC"). By exploiting its fiber-quality digital capacity in the 38 GHz portion of the radio spectrum ("Wireless FiberSM") and a switch-based infrastructure, WinStar distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services to small and medium-sized businesses and an attractive alternative to established providers, such as the regional Bell operating companies ("RBOCs"). WinStar also offers a variety of facilities-based broadband, high-capacity local access and digital network services ("Carrier Services") to other telecommunications services providers on a wholesale basis. Additionally, WinStar acquires rights to and distributes information services and entertainment content as a complement to the Company's telecommunications activities.

The condensed consolidated financial statements presented herein include the accounts of WinStar and its subsidiaries, including WinStar Telecommunications, Inc., WinStar Wireless, Inc., WinStar New Media Company, Inc. and, as a discontinued operation, WinStar Global Products, Inc.
("Global Products"), the Company's consumer products subsidiary, (and together with such other subsidiaries, the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit.

However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of June 30, 1997, the statements of operations for the three and six months ended June 30, 1996 and 1997, and the statements of cash flows for the six months ended June 30, 1996 and 1997.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996, and the Company's quarterly report on Form 10-Q for the three months ended March 31, 1997.

The unaudited financial statements and related footnotes for the three and six month periods ended June 30, 1996 reflect certain reclassifications such that they conform to the current period presentation. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.


-------------------------------------
Wireless Fiber SM is a service mark of WinStar Communications, Inc.

I.             DISCONTINUED OPERATION - WINSTAR GLOBAL PRODUCTS, INC.

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, Global Products, was approved by the Board of Directors and it is anticipated that the disposal will be completed within the next year. The Company does not expect to incur a loss on the disposition of Global Products. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying condensed consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):


                                       For The Three Months        For The Six Months
                                           Ended June 30,            Ended June 30,
                                       ---------------------     ---------------------
                                         1996         1997         1996         1997
                                       --------     --------     --------     --------
Operating revenues                     $  3,166     $  2,583     $  6,687     $  6,275
                                       --------     --------     --------     --------

Cost of services and products             2,128        1,995        4,502        4,545
Selling, general & administrative
    expenses                              1,258        1,282        2,266        2,548
Depreciation and amortization                67           58          131          116
                                       --------     --------     --------     --------
Total operating expenses                  3,453        3,335        6,899        7,209
                                       --------     --------     --------     --------
Operating (loss)                           (287)        (752)        (212)        (934)
Interest expense                           (239)        (109)        (451)        (404)
                                       --------     --------     --------     --------
Net loss                                  $(526)       $(861)       $(663)     $(1,338)
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------

Net assets of the discontinued operations of Global Products at December 31, 1996 and June 30, 1997 are composed of the following (in thousands of dollars):


                                            December 31,         June 30,
                                               1996                1997
                                               ----                ----
Assets:
  Accounts Receivable, net;                  $   4,499           $   3,018
  Inventories                                    8,606               9,569
  Other Assets                                   2,143               3,085
                                             ---------           ---------

      Total Assets                              15,248              15,672
                                             ---------           ---------
Liabilities:
  Current Liabilities                            3,102               2,143
  Other Liabilities                              8,332               8,244
                                             ---------           ---------

      Total Liabilities                         11,434              10,387
                                             ---------           ---------

      Net Assets                             $   3,814           $   5,285
                                             ---------           ---------
                                             ---------           ---------
3.  STOCK OPTION PLANS

On June 26, 1997, stockholders voted to approve an amendment to the Company's 1995 Performance Equity Plan to increase the number of shares available thereunder for stock option grants by 4,000,000 shares, to a total of 7,500,000 shares.


4.  DIVIDENDS ON CONVERTIBLE PREFERRED STOCK

Dividends on the 6% Series A Cumulative Convertible Preferred Stock since its issuance have been paid "in-kind" in additional shares of the Series A Preferred Stock.


5.  NET LOSS PER SHARE

Net loss per share has been calculated by dividing the net loss, after consideration of Preferred Stock dividends, by the weighted average number of shares outstanding during each period.


6.  CONDENSED FINANCIAL INFORMATION OF WINSTAR EQUIPMENT CORP.

The Company's wholly-owned subsidiary, WinStar Equipment Corp. ("WEC"), a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and inventory ("designated equipment"), received $200 million in gross proceeds from the issuance and sale of its 12.5% Guaranteed Senior Secured Notes in a placement of debt in the first quarter of 1997. WEC has no independent operations other than to function as a leasing company serving the Company.

Summary financial information of WEC, which is included in the condensed consolidated financial statements of the Company, is as follows (in thousands):

Balance sheet information at June 30, 1997:

                    Current assets                $181,831

                    Long term assets              $ 23,282

                    Current liabilities           $  8,576

                    Long term liabilities         $200,000

Statements of operations information for WEC for the three and six month periods ended June 30, 1997, is as follows (in thousands):


                                        Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                            1997                1997
                                            ----                ----

Gross revenues                            $       0           $       0
Cost of sales                                     0                   0
Interest expense                             (5,617)             (6,450)
Interest income                               2,595               2,986
                                          ---------           ---------
Net loss                                  $  (3,022)          $  (3,464)
                                          ---------           ---------
                                          ---------           ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY OVERVIEW

The Company provides a full range of telecommunications services as a CLEC, including local, long distance and Internet access services, to small and medium-sized businesses in major metropolitan areas in the United States. By exploiting its Wireless Fiber services and a switch-based infrastructure, the Company seeks to distinguish itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber capacity to provide its Carrier Services, consisting of a variety of facilities-based, broadband, high-capacity local access and digital network services, to other telecommunications services providers. The Company also acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

During the third quarter of 1996, the Company launched its CLEC offering in New York City and has since introduced its local telecommunications services in 14 additional markets. The Company intends, during the next several years, to introduce its local exchange services in all of the other major metropolitan areas where it is licensed to provide 38 GHz services over four or more 100 MHz channels.

The Company also provides wholesale Carrier Services that enable other carriers to expand their networks or meet end user demand via the Company's digital wireless capacity in the 38 GHz portion of the radio spectrum. The Company currently markets these services in its licensed areas to RBOCs and other LECs, IXCs, CAPs and CLECs, PCS and CMRS providers, cable companies, Internet service providers, value-added resellers and systems integrators. Additionally, the Company has signed multi-year master service agreements with a number of large industry customers, including Pacific Bell and MCI. The Company's wholesale Carrier Services business constructs the network that will serve a significant portion of the local access and transport needs of the Company's CLEC business, including the origination and termination of local traffic for the Company's local exchange customers and backbone interconnections of hub and main switch sites.

In connection with the Company's rollout of its local telecommunications services, the Company also will provide business information services to its CLEC customers. These services will be marketed through the Company's direct sales force.

The Company significantly expanded its spectrum holdings ("Wireless Licenses") during the past 12 months with the completion of the acquisitions of Milliwave, Local Area Telecommunications, Inc., and Pinnacle Nine Communications, Inc. The Company was also granted four additional licenses by the FCC, which had been applied for before the FCC stopped accepting new applications for licenses in late 1995. The Company also has entered into certain agreements to purchase an aggregate of 62 licenses in the 38 GHz spectrum, and, if granted, up to 67 additional such licenses, all subject to FCC consent. Currently, the Wireless Licenses allow the Company to provide Wireless Fiber services in 49 of the 50 most populated MSAs in the United States. The Wireless Licenses currently cover more than 100 cities with populations exceeding 100,000 each, encompass an aggregate population of approximately 172 million people and address more than 600 million channels pops (population coverage multiplied by the number of 100 MHz channels). Upon completion of all pending acquisitions, which are subject to FCC consent, the Company's total population coverage will increase to approximately 180 million, its total channel pops will grow to more than 675 million and the Wireless Licenses will allow the Company to provide services in each of the 50 most populated MSAs in the United States.

REVENUES

Revenues generated by the operations of the Company's telecommunications businesses represent an increasing percentage of the Company's consolidated revenues as the Company expands into the local telecommunications services market. Factors driving the mix of revenues are as follows:

CLEC SERVICES. CLEC revenues are driven primarily by the number of customer lines installed and in service. Customers generally are billed a flat monthly fee and/or a per-minute usage charge or fraction thereof. Revenue growth depends on the addition of new customers and the sale of bundled services, such as long distance, Internet access and Internet-related services, the purchase and installation of switches to service those areas, and the introduction of local exchange services in new cities.

The Company intends to develop other anticipated sources of revenue including resale agreements for CMRS, advanced data, broadband data transmission and video conferencing services. The Company believes that as its local exchange services business grows, such business will become the most significant component of the Company's revenues. Revenues from this segment were approximately $4.0 million in the quarter ended June 30, 1997, versus $2.0 million in the quarter ended March 31, 1997, and $502,000 in the fourth quarter of 1996. The Company has already installed its own switches in New York City (which serves both New York City and Newark, New Jersey), Chicago, Los Angeles, Boston and San Diego, with installation of switches in Washington, DC and Dallas scheduled for August.

CARRIER SERVICES. Carrier Services revenues are driven primarily by the number and capacity (i.e., T-1s or DS-3s) of Wireless Fiber links in service. A key measure of progress for the Company is its installed and available Wireless Fiber capacity. The Company had approximately 130,000 voice-grade equivalent circuits in place as of June 30, 1997, up from approximately 110,000 at March 31, 1997. Customers generally are billed at a fixed monthly rate per unit of capacity. Another key measure of progress is the number of buildings for which the Company has secured roof rights to install 38 GHz transceivers ("Roof Rights"). The Company's Roof Rights have been increasing in number and declining in average cost. As of June 30, 1997, the Company had secured Roof Rights on over 1,400 buildings.

RESIDENTIAL LONG DISTANCE SERVICES. The Company is focusing on the sale of long distance services to small and medium-sized business customers as part of its CLEC business and is not generally marketing long distance services to residential customers on an active basis. As a result, the Company is allowing its revenues from residential long distance service to decline through attrition, as it focuses on its core small to medium-sized business market.

INFORMATION AND CONTENT. Information and content revenues are generated principally by: (i) sales of content and related services to traditional customers, such as cable networks and radio stations; (ii) sales to new media distribution channels, such as on-line services; (iii) advertising sales; and
(iv) the bundling of content with the Company's telecommunications services. Revenues also are driven by the amount and quality of the Company's available program rights during each quarter and some seasonality of sales, which affect quarter-to-quarter comparability.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues of the Company's operating segments are as follows (in millions):

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                          --------
                                                    1996           1997
                                                    ----           ----
     Telecommunications Services:
          Carrier Services                        $   0.3        $   1.3
          CLEC Services                                --            4.0
          Residential Long Distance                  10.1            2.3
                                                  -------        -------
                                                     10.4            7.6
     Information Services                             2.6            8.7
                                                  -------        -------
               Total Revenues                     $  13.0        $  16.3
                                                  -------        -------
                                                  -------        -------

Revenues increased by $3.3 million, or 25.6%, for the three months ended June 30, 1997, to $16.3 million, from $13.0 million for the three months ended June 30, 1996. These revenues exclude those from WinStar Global Products, which has been reclassified as a discontinued operation. This increase was attributable to increased revenues generated by the Company's CLEC, carrier services and information services businesses, partially offset by the expected decrease in residential long distance revenues.

Revenues from CLEC services, which include all commercial end user customer telecommunication revenues, were $4.0 million in the quarter ended June 30, 1997, compared to $2.0 million in the quarter ended March 31, 1997. The CLEC business commenced operations in the second quarter of 1996. As of June 30, 1997, the CLEC business had installed over 30,000 lines, up from approximately 13,000 at March 31, 1997 and 4,417 at December 31, 1996. The rate of installation continues to grow and is currently running at more than 5,000 lines per month. As of June 30, 1997, the annualized revenues from the CLEC business were $19.2 million.

Revenues from carrier services increased $1.0 million to $1.3 million in the quarter ended June 30, 1997, as compared to $0.3 million in the quarter ended June 30, 1996. The revenue increase is the result of the growing number of billed circuits, along with installation revenue and equipment sales related to contract services provided.

WinStar's residential long distance revenues decreased $7.8 million to $2.3 million in the quarter ended June 30, 1997, compared to $10.1 million in the quarter ended June 30, 1996. This decrease was the result of WinStar's focus on its core business of selling communications services to business customers and to other carriers.

Revenues from information services increased by $6.1 million, or 227%, for the three months ended June 30, 1997, to $8.7 million, from $2.6 million for the three months ended June 30, 1996, due to continued internal growth and acquisitions.

Cost of services and products increased by $6.7 million, or 73%, for the three months ended June 30, 1997, to $15.9 million, from $9.2 million for the three months ended June 30, 1996. As a percentage of sales, cost of services and products in the quarter ended June 30, 1997 was 97.3%, compared with 70.5% in the quarter ended June 30, 1996, as a result of increasing network costs from the continued expansion of the Company's local telecommunications business.

Selling, general and administrative expense increased by $24.8 million to $39.2 million for the three months ended June 30, 1997, from $14.4 million for the three months ended June 30, 1996. The Company continued to hire sales, marketing and related support personnel in connection with the accelerated roll out of its CLEC operations, which had only a few employees at June 30, 1996 and approximately 750 at June 30, 1997. In addition, the Company increased spending on related advertising and marketing of its CLEC services.

For the reasons noted above, the operating loss for the three months ended June 30, 1997, was $43.7 million, compared with an operating loss of $11.2 million for the three months ended June 30, 1996.

Depreciation and amortization expense increased by $4.2 million for the three months ended June 30, 1997, to $4.9 million, from $0.7 million for the three months ended June 30, 1996 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

Interest expense increased by $11.2 million, or 124%, for the three months ended June 30, 1997, to $20.2 million, from $9.0 million for the three months ended June 30, 1996. The increase was principally attributable to the proceeds from the Company's issuance of debt in the first quarter of 1997. $13.1 million of the $20.2 million interest expense for the quarter is not payable in cash until after 1999.

Interest income increased by $2.4 million, or 88.9%, for the three months ended June 30, 1997, to $5.1 million, from $2.7 million for the three months ended June 30, 1996. The increase resulted from the additional interest income earned on the proceeds from the Company's preferred stock and debt placements which were completed in the first quarter of 1997.

For the reasons noted above, the Company reported a net loss of $59.3 million for the three months ended June 30, 1997, compared to a net loss of $18.1 million for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues of the Company's operating segments are as follows (in millions):

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                     1996           1997
                                                     ----           ----
      Telecommunications Services:
           Carrier Services                        $   0.4        $   3.8
           CLEC Services                                --            6.0
           Residential Long Distance                  20.2            4.9
                                                   -------        -------
                                                      20.6           14.7
      Information Services                             3.4           14.7
                                                   -------        -------

                Total Revenues                     $  24.0        $  29.4
                                                   -------        -------
                                                   -------        -------

Revenues increased by $5.4 million, or 22.5%, for the six months ended June 30, 1997, to $29.4 million, from $24.0 million for the six months ended June 30, 1996. These revenues exclude those from WinStar Global Products, which have been reclassified as a discontinued operation. This increase was attributable to increased revenues generated by the Company's CLEC, carrier services and information services businesses, partially offset by an expected decrease in residential long distance revenues.

Revenues from CLEC services were $6.0 million in the six months ended June 30, 1997, and were minimal in the six months ended June 30, 1996, as the CLEC business commenced operations in the second quarter of 1996.

Revenues from carrier services increased $3.4 million to $3.8 million in the six months ended June 30, 1997, as compared to $0.4 million in the six months ended June 30, 1996. The revenue increase is the result of the growing number of billed circuits, along with installation revenue and equipment sales related to contract services provided.



WinStar's residential long distance revenues decreased $15.3 million to $4.9 million in the six months ended June 30, 1997, compared to $20.2 million in the six months ended June 30, 1996.

This decrease was the result of WinStar's focus on its core business of selling communications services to business customers and to other carriers.

Revenues from information services increased by $11.3 million, or 332.4%, for the six months ended June 30, 1997, to $14.7 million, from $3.4 million for the six months ended June 30, 1996, due to continued internal growth and acquisitions.

Cost of services and products increased by $13.0 million, or 82%, for the six months ended June 30, 1997, to $28.9 million, from $15.9 million for the six months ended June 30, 1996. As a percentage of sales, cost of services and products in the six months ended June 30, 1997 was 98% compared with 66% in the six months ended June 30, 1996, as a result of increasing network costs from the continued expansion of the Company's local telecommunications business.

Selling, general and administrative expense increased by $45.6 million to $68.8 million for the six months ended June 30, 1997, from $23.2 million for the six months ended June 30, 1996. The Company continued to hire sales, marketing and related support personnel in connection with the accelerated roll out of its CLEC operations, which had only a few employees at June 30, 1996 and approximately 750 at June 30, 1997. In addition, the Company increased spending on related advertising and marketing of its CLEC services.

For the reasons noted above, the operating loss for the six months ended June 30, 1997, was $76.6 million, compared with an operating loss of $16.3 million for the six months ended June 30, 1996.

Depreciation and amortization expense increased by $7.2 million for the six months ended June 30, 1997, to $8.4 million, from $1.2 million for the six months ended June 30, 1996 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

Interest expense increased to $13.3 million, or 75.1%, for the six months ended June 30, 1997, to $31.0 million, from $17.7 million for the six months ended June 30, 1996. The increase was principally attributable to the proceeds from the Company's issuance of debt in the first quarter of 1997. $22.5 of the $31.0 million interest expense for the six months is not payable in cash until after 1999.

Interest income increased by $1.5 million, or 26%, for the six months ended June 30, 1997, to $7.3 million, from $5.8 million for the six months ended June 30, 1996. The increase resulted from the additional interest income earned on the proceeds from the Company's preferred stock placement and 1997 debt placement in the first quarter of 1997.

For the reasons noted above, the Company reported a net loss from continuing operations of $100.3 million for the six months ended June 30, 1997, compared to a net loss from continuing operations of $28.2 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In February 1997, the Company sold 4,000,000 shares of its 6% Series A Cumulative Convertible Preferred Stock and warrants to purchase 1,600,000 shares of Common Stock (the "Preferred Stock Placement"), pursuant to which the Company and one of its subsidiaries realized net proceeds of approximately $96 million. In addition, in March 1997, the Company and one of its subsidiaries sold an aggregate of $300 million principal amount of notes (the "1997 Debt Placement"), pursuant to which they realized net proceeds of approximately $290.5 million.

In order to provide additional future liquidity to the Company, in connection with the 1997 Debt Placement, the Company obtained a commitment for a $150 million facility from affiliates of Credit Suisse First Boston Corporation and BT Securities Corporation ("Initial Purchasers"). The Company continues to have available $100 million of such facility (the issuance of $50 million of secured notes by the Company's subsidiary, WinStar Equipment II Corp., in August 1997 reducing availability by such amount) which, subject to the Company satisfying various operating and financial criteria, may be drawn by the Company on March 31, 1999. The amount of the commitment may be further reduced in certain circumstances, including as a result of the issuance of additional securities by the Company prior to March 31, 1999.


At June 30, 1997, the Company had approximately $343.2 million in cash, cash equivalents and short term investments, approximately $180 million of which is committed to finance equipment in connection with the Company's rollout of its telecommunications infrastructure.

In April 1997, the Company repaid certain indebtedness incurred in the acquisition of Local Area Telecommunications, Inc., including accrued interest thereon, aggregating approximately $17.8 million.

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will increase over the near term as the Company accelerates its growth strategy. A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices in thirteen major cities, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the six months ended June 30, 1997 was approximately $68.2 million, and purchases of property and equipment during the six months ended June 30, 1997 was approximately $63.4 million. At June 30, 1997, working capital was $339.8 million, including cash, cash equivalents and short-term investments of $343.2 million, as compared to working capital and cash, cash equivalents and short-term investments at December 31, 1996 of $108.7 million and $122.5 million, respectively.

The Company's current plans call for capital expenditures of approximately $450 million over the next 24 to 30 months in connection with its business plan. The amount of capital required to execute this plan is a function of the speed at which the plan is executed. The Company believes that its existing cash, the facility from affiliates of the Initial Purchasers, a limited amount of lease financing that it believes is readily available and receivables financing will provide sufficient capital to finance its planned capital expenditures and to fund its operating capital needs until the Company is generating positive EBITDA, which the Company expects to occur in 1999. In the event this proves to be inaccurate, the Company may elect to slow the speed or narrow the focus of its plan or seek to raise sufficient amounts of additional capital on acceptable terms to implement the plan. In the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any acquisitions of businesses or assets (including additional spectrum licenses, by auction or otherwise), the Company may be required to seek additional sources of capital sooner than currently anticipated.

The Company has commitments during the next 12 months to purchase $17.5 million of telecommunications capital equipment.

FORWARD-LOOKING STATEMENTS

When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network; (b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to grants by the Company of stock options to its employees and others during the quarter ended June 30, 1997, without registration of such securities under the Securities Act:

                                                  Consideration received
                                                    and description of
                                                   underwriting or other                           If option, warrant or
                                  Number of         discounts to market      Exemption from        convertible security,
                                   options           price afforded to        registration         terms of exercise or
Date of sale   Title of security   granted              purchasers              claimed                 conversion
------------   -----------------   -------              ----------              -------                 ----------
4/97 - 6/97       options to       329,900         options granted - no       Section 4(2)        exercisable for periods
                   purchase                       consideration received                          of five years from grant
                 common stock                      by the Company until                             at exercise prices
                  granted to                             exercise                                  ranging from $10.13 to
                   employees                                                                               $14.63


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders (the "Meeting") held on June 26, 1997, the Company submitted the following matters to a vote of its security holders, all of which matters were approved:

1.  Election of Directors.

      Name of Director                 Votes For                Votes Withheld
      ----------------                 ---------                --------------

    William J. Rouhana, Jr.            28,734,127                   413,204
    William vanden Heuvel              28,746,247                   401,084
    Steven B. Magyar                   28,746,547                   400,764

The term of office of each of the following additional directors of the Company continued after the Meeting: Steven G. Chrust, Nathan Kantor, Fredric E. von Stange, Bert Wasserman, William Harvey*, Dennis R. Patrick and James I. Cash.

-------------------

*  Mr. Harvey resigned from the Company's Board of Directors on July 23, 1997.

2. Amendment of WinStar Communications, Inc. 1995 Performance Equity Plan increasing the number of shares available for issuance pursuant to grants made thereunder from 3,500,000 to 7,500,000:

    Votes For      Votes Against       Abstentions         Broker Non-Votes
    ---------      -------------       -----------         ----------------

    13,132,944        4,884,369           156,243              10,973,775


3. Amendment of Certificate of Incorporation of WinStar Communications, Inc. increasing the number of authorized shares of Common Stock from 75,000,000 to 200,000,000:

        Votes For      Votes Against       Abstentions
        ---------      -------------       -----------

       25,279,150        3,751,395           116,786

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Amendment to Restated Certificate of Incorporation increasing the Company's authorized common stock from 75,000,000 to 200,000,000, filed with the Secretary of State of Delaware on July 2, 1997.

(2) Certificate of Designation of Series B Preferred Stock of the Company, filed with the Secretary of State of Delaware on July 28, 1997, incorporated by reference to Exhibit C to Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on July 2, 1997.


(3)   Current Report on Form 8-K filed June 10, 1997.

(4)   Current Report on From 8-K filed July 2, 1997.

                                      SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
               Registrant



By:  /s/William J. Rouhana, Jr.
---------------------------------------
William J. Rouhana, Jr.
Chief Executive Officer and Chairman
   of the Board of Directors                           Dated:  August 14, 1997



By:  /s/Fredric E. von Stange
---------------------------------------
Fredric E. von Stange
Executive Vice President, Chief Financial
  Officer and Director   (and principal
  accounting officer)                                  Dated:  August 14, 1997