Form 10-Q
period 1997-09-30
WINSTAR COMMUNICATIONS INC
filed 1997-11-14
CIK 868797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________  to  ________________

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


                                 (212) 584-4000
                         ------------------------------
                         (Registrant's telephone number)

                       ----------------------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


State the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1997: 33,869,000

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                        PAGE

PART I  Financial Information

     Item 1.  Financial Statements

              Unaudited Condensed Consolidated Balance Sheets -
              December 31, 1996 and September 30, 1997...................3

              Unaudited Condensed Consolidated Statements  of
              Operations - three and nine months ended
              September 30, 1996 and 1997................................4

              Unaudited Condensed Consolidated Statements of Cash
              Flows - nine months ended September 30, 1996 and 1997......5

              Notes to Condensed Consolidated Financial Statements.......6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................12


PART II Other Information...............................................20

            Item 2.  Changes in Securities
            Item 6.  Reports on Form 8-K


Signatures..............................................................21

                          WinStar Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                            December  September
                                                            31, 1996   30, 1997
                                                            --------  ---------
                         ASSETS                                      (unaudited)
Current assets
     Cash and cash equivalents ............................ $  95,490  $ 273,537
     Short term investments ...............................    26,997     29,232
                                                            ---------  ---------
          Cash, cash equivalents and short term investments   122,487    302,769

     Investments in equity securities .....................       688       --
     Accounts receivable, net of allowance for doubtful
          accounts ........................................    13,150     26,196
     Inventories ..........................................     5,009      4,954
     Prepaid expenses and other current assets ............    15,969     19,683
     Net assets of discontinued operations ................     3,814      5,015
                                                            ---------  ---------
          Total current assets ............................   161,117    358,617

Property and equipment, net ...............................    62,572    155,025
Licenses, net .............................................    27,434    168,679
Intangible assets, net ....................................    12,955     14,998
Deferred financing costs ..................................    10,535     21,315
Other assets ..............................................     4,176      1,330
                                                            ---------  ---------
          Total assets .................................... $ 278,789  $ 719,964
                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Current portion of long-term debt .................... $  19,901  $   1,910
     Accounts payable and accrued expenses ................    29,442     46,961
     Current portion of capitalized lease obligations .....     3,110      6,667
                                                            ---------  ---------
          Total current liabilities .......................    52,453     55,538

Capitalized lease obligations, less current portion .......    10,846     25,172
Long-term debt, less current portion ......................   265,161    650,819
Deferred income taxes .....................................      --       26,500
                                                            ---------  ---------
          Total liabilities ...............................   328,460    758,029
                                                            ---------  ---------
Commitments and contingencies

Stockholders' equity (deficit)
     Preferred stock ......................................      --           42
     Common stock, par value $.01; authorized 75,000 and
          200,000 shares, issued and outstanding
          28,989 and 33,493, respectively .................       290        335
     Additional paid-in-capital ...........................    75,436    252,647
     Accumulated deficit ..................................  (125,034)  (291,089)
                                                            ---------  ---------
                                                              (49,308)   (38,065)

     Unrealized loss on investments .......................      (363)      --
                                                            ---------  ---------
Total stockholders' equity (deficit) ......................   (49,671)   (38,065)
                                                            ---------  ---------
Total liabilities and stockholders' equity (deficit) ...... $ 278,789  $ 719,964

                                                            =========  =========

            See Notes to Condensed Consolidated Financial Statements

                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                              For the three months  For the nine months
                                               ended September 30,   ended September 30,
                                             ---------------------  --------------------
                                               1996         1997     1996       1997
                                             ----------  ---------  -------- ---------

Operating revenues
  Telecommunications services - commercial ... $  1,876  $  7,429  $  2,234  $  17,209
  Telecommunications services - residential ..    5,508     1,740    25,723      6,701
  Information services .......................    4,056    11,017     7,479     25,693
                                               --------  --------  --------  ---------
Total operating revenues .....................   11,440    20,186    35,436     49,603
                                               --------  --------  --------  ---------

Operating expenses
  Cost of services and products ..............    9,250    19,621    25,103     48,488
  Selling, general and administrative expenses   15,816    41,135    39,062    109,916
  Depreciation and amortization ..............    1,158     7,077     2,329     15,474
                                               --------  --------  --------  ---------
Total operating expenses .....................   26,224    67,833    66,494    173,878
                                               --------  --------  --------  ---------

Operating loss ...............................  (14,784)  (47,647)  (31,058)  (124,275)

Other (expense) income
  Interest expense ...........................   (9,045)  (22,082)  (26,695)   (53,074)
  Interest income ............................    2,570     3,727     8,342     11,052
  Other income ...............................     --       2,219      --        2,219
                                               --------  --------  --------  ---------

Net loss from continuing operations ..........  (21,259)  (63,783)  (49,411)  (164,078)

Income (loss) from discontinued operations ...       47    (1,500)     (616)    (1,977)
                                               --------  --------  --------  ---------

Net loss .....................................  (21,212)  (65,283)  (50,027)  (166,055)

Preferred stock dividends ....................     --      (1,535)     --       (3,881)
                                               --------  --------  --------  ---------

Net loss applicable to common stockholders ... $(21,212) $(66,818) $(50,027) $(169,936)
                                               ========  ========  ========  =========

Net loss per share from continuing operations  $  (0.76) $  (1.97) $  (1.79) $   (5.10)

Net income (loss) per share from discontinued
  operations .................................     0.01     (0.04)    (0.02)     (0.06)
                                               --------  --------  --------  ---------

Net loss per share ........................... $  (0.75) $  (2.01) $  (1.81) $   (5.16)
                                               ========  ========  ========  =========

Weighted average shares outstanding ..........   28,133    33,188    27,691     32,923
                                               ========  ========  ========  =========



            See Notes to Condensed Consolidated Financial Statements

                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                            1996         1997
                                                         ----------    ---------
Cash flows from operating activities:
      Net loss .......................................... $ (50,027) $(166,055)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Net loss from discontinued operations .......       616      1,977
            Depreciation and amortization ...............     4,247     17,024
            Provision for doubtful accounts .............     1,067      1,533
            Non cash interest expense ...................    24,630     35,825
            (Increase) decrease in operating assets:
                  Accounts receivable ...................    (1,585)   (14,578)
                  Inventories ...........................    (1,383)    (3,875)
                  Prepaid expenses and other current assets (12,523)    (4,565)
                  Other assets ..........................      (995)       581
            Increase in accounts
                payable and accrued expenses ............    11,603     19,628
            Net cash used in discontinued operations ....    (1,436)    (3,178)
                                                           ---------  ---------
Net cash used in operating activities ...................   (25,786)  (115,683)
                                                           ---------  ---------
Cash flows from investing activities:
      Increase in short-term investments, net ...........   (28,468)    (2,235)
      Purchase of property and equipment, net ...........   (29,618)  (103,885)
      Acquisitions ......................................        96    (35,428)
      Other, net ........................................    (1,355)    (1,401)
                                                          ---------  ---------
Net cash used in investing activities ...................   (59,345)  (142,949)
                                                          ---------  ---------
Cash flows from financing activities:
      (Repayments) of proceeds from long-term debt, net..    (2,687)   319,404
      Net proceeds from equity transactions .............     5,492     99,691
      Proceeds from equipment lease financing ...........       967     20,504
      Payment of capital lease obligations ..............    (1,231)    (2,620)
      Other, net ........................................      (970)      (300)
                                                          ---------  ---------
Net cash provided by financing activities ...............     1,571    436,679
                                                          ---------  ---------
Net (decrease) increase in cash and cash equivalents ....   (83,560)   178,047
Cash and cash equivalents at beginning of period ........   138,028     95,490
                                                          ---------  ---------
Cash and cash equivalents at end of period ..............    54,468    273,537

Short-term investments at end of period .................   108,510     29,232
                                                          ---------  ---------
Cash, cash equivalents and short-term investments
      at end of period .................................. $ 162,978  $ 302,769
                                                          =========  =========

            See Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

WinStar Communications, Inc. ("WinStar") is a facilities-based provider of telecommunication and information services to small and medium-sized businesses throughout the United States. It enables customers to connect with the nation's telephone system through broadband wireless circuits which utilize digital milliwave radio technology to carry voice, data and video traffic to the Company's network of switches. The deregulation of the nation's local and long distance industry, combined with rising demand for broadband services, is creating opportunities for WinStar in the greater than $100 billion telecommunications market. WinStar's Wireless FiberSM services are being deployed in a phased manner to large metropolitan areas, and are scheduled to reach 30 of the most important telecommunications markets by the end of 1999. The Company currently serves local customers in 16 markets, and plans to have switched telecommunications services available in 21 cities by the end of 1998.

WinStar is the largest holder of radio spectrum in the United States, and is licensed by the Federal Communications Commission to utilize the 38 GHz frequency. WinStar is uniquely positioned to provide broadband connectivity due to the breadth of its spectrum holdings, which equate to 400 MHz to 700 MHz of bandwidth in 41 of the top markets in the country. In total, WinStar's 38 GHz licenses cover more than 125 cities with a population exceeding 100,000, and represent more than 775 million channel pops (number of 100 MHz channels multiplied by the population coverage).

WinStar's Wireless Fiber links function equivalently to optical fiber, but can be deployed with far greater speed and at much lower cost. Local, long distance, Internet and data services are being provided through these links, along with specialized information content for business and education. WinStar also offers a range of facilities-based broadband local access services ("Carrier Services") to other telecommunications companies.

The condensed consolidated financial statements presented herein include the accounts of WinStar and its subsidiaries, including its primary operating subsidiaries, WinStar Telecommunications, Inc., WinStar Wireless, Inc., WinStar New Media Company, Inc. and, as a discontinued operation, WinStar Global Products, Inc. ("Global Products"), (and together with such other subsidiaries, the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit.

However, the foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of September 30, 1997, the statements of operations for the three and nine months ended September 30, 1996 and 1997, and the statements of cash flows for the nine months ended September 30, 1996 and 1997.



**1
---------------------------------------------------------------------
Wireless Fiber(sm) is a servicemark of WinStar Communications, Inc.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996, and the Company's quarterly reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.

The unaudited financial statements and related footnotes for the three and nine month periods ended September 30, 1996 reflect certain reclassifications such that they conform to the current period presentation. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       Dividends on Convertible Preferred Stock

Dividends on the 6% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") since its issuance have been paid "in-kind" in additional shares of the Series A Preferred Stock.

3.       Net Loss Per Share

Net loss per share has been calculated by dividing the net loss, after consideration of Preferred Stock dividends, by the weighted average number of shares outstanding during each period.

4.       US ONE Asset Acquisition

On October 17, 1997 (the "Closing Date"), WinStar Switch Acquisition Corp. ("WSAC"), a wholly owned subsidiary of WinStar Communications, Inc. ("WinStar", and together with WSAC, the "WinStar Parties"), consummated a purchase ("Asset Acquisition") of certain telecommunications assets (the "US ONE Assets") from US ONE Communications Corp. ("US ONE"), US ONE Communications Services Corp. and US ONE Communications of New York, Inc. (each individually a "Seller" and collectively, the "Sellers"), pursuant to the terms of an asset purchase agreement. The Assets included 12 Lucent class 5 switching systems and other non-switch assets. The Asset Acquisition required and received the approval of the United States Bankruptcy Court, District of Delaware, because the Sellers are debtors in possession under Chapter 11 of the United States Bankruptcy Code of 1978, as amended.

The aggregate purchase price paid for the US ONE Assets was approximately $81.1 million, of which approximately $61.1 million was paid in cash at the closing and $20 million is payable by the WinStar Parties in cash and/or shares of the common stock of WinStar, at WinStar's discretion, on the effective date of Sellers' confirmed plan of reorganization.

In order to finance the cash portion of the purchase price and to pay certain expenses, on the Closing Date, WSAC borrowed $62.25 million (the "Loan") from Solomon Brothers Holding Company Inc. and Credit Suisse First Boston (together, the "Lenders"). The Loan maturity date is April 22, 1998; provided, however, that WSAC must prepay the Loan (or portions thereof) with the proceeds of any sale by it of the US ONE Assets and with proceeds obtained from certain financings. The Loan is guaranteed by WinStar and is secured by the telecommunications switches and related equipment, inventory and software included in the US ONE Assets. Interest on the agreement is payable monthly at variable rates ranging from prime plus 2% to LIBOR plus 3.5%.

5.       October 1997 Notes

In October 1997, the Company issued $100 million principal amount of unsecured, senior subordinated indebtedness(the "October 1997 Notes") ranking pari passu in right of payment with the Company's 14% Convertible Senior Subordinated Notes due 2005 and junior in right to all existing and future senior indebtedness of the Company. The October 1997 Notes bear interest at a rate of 15% per annum. Until March 1, 2002, interest on the October 1997 Notes accrues and compounds semiannually, but will not be payable in cash. Interest on the accumulated amount as of March 1, 2002 will be payable semiannually commencing September 1, 2002. The October 1997 Notes mature on March 1, 2007 and are redeemable by the Company on and after March 1, 2002, at its option, at certain defined prices.

6. Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp.

The Company's wholly-owned subsidiaries, WinStar Equipment Corp. and WinStar Equipment II Corp. ("WEC" and "WEC II", respectively), each of which is a special purpose corporations which was formed to facilitate the financing and purchase of telecommunications equipment and related property ("designated equipment"), received $200 million and $50 million in gross proceeds, respectively, from the issuance and sale of 12.5% Guaranteed Senior Secured Notes ("the WEC and WEC II Notes") in placements of debt in March and August of 1997, respectively. The use of the proceeds of the WEC and WEC II Notes are to be used to purchase designated equipment and, if such equipment is not purchased within a specified period, WEC and WEC II must apply unused proceeds thereof to redeem the WEC and WEC II Notes, respectively. Both the interest and principal of the WEC Notes are guaranteed by the Company.

WEC and WEC II have no independent operations other than to purchase designated equipment and to lease same to the Company's other telecommunications subsidiaries. Given this operating environment, it is unlikely, in the opinion of management, that WEC or WEC II will generate sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

Summary financial information of WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information at September 30, 1997:


                                       WEC            WEC II
                                     -----------    ------------

Current assets                      $159,367         $ 47,419
Long term assets                    $ 47,841         $  2,660
Current liabilities                 $ 14,788         $    869
Long term liabilities               $200,000         $ 50,000

Statements of operations information for WEC for the three months ended September 30, 1997 and from its inception through September 30, 1997, and for WEC II for the period from its inception through September 30, 1997, are as follows (in thousands):

                                WEC                             WEC II
                  ----------------------------------   ------------------------
                                        Period from
                   Three Months        March 13, 1997   Period from August 8,
                      Ended           (Inception) to    1997 (Inception) to
                   September 30,       September 30,       September 30,
                      1997                 1997                 1997
                    ---------           ---------           -----------

Gross revenues     $   740              $    740             $   -
Interest expense    (6,159)              (12,609)              (920)
Interest income      1,306                 4,292                391
                    -------             --------              ------
Net loss           $(4,113)            $ (7,577)             $ (529)
                   ========            =========             =======

Separate financial statements concerning WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the condensed consolidated financial statements of the Company.

7.       Discontinued Operation - WinStar Global Products, Inc.

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, WinStar Global Products, Inc. ("Global Products"), was approved by the Board of Directors and it is anticipated that the disposal will be completed within the next twelve months. The Company does not expect to incur a loss on the disposition of Global Products. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying condensed consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                 For The Three Months For The Nine Months
                                 Ended September 30,  Ended September 30,
                                 -------------------- --------------------
                                    1996     1997      1996      1997
                                    ----     ----      ----      ----

Operating revenues .............. $ 5,857  $ 3,635  $ 12,544  $  9,910
                                  -------  -------  --------  --------

Cost of services and products ...   4,029    3,015     8,531     7,560
Selling, general & administrative
    expenses ....................   1,482    1,576     3,748     4,124
Depreciation and amortization ...      57       58       188       174
                                  -------  -------  --------  --------

Total operating expenses ........   5,568    4,649    12,467    11,858
                                  -------  -------  --------  --------

Operating income (loss) .........     289   (1,014)       77    (1,948)
Interest expense ................    (242)    (208)     (693)     (612)
                                  -------  -------  --------  --------

Net income (loss) ............... $    47  $(1,222) $   (616) $ (2,560)
                                  =======  ======== ========= ========

During the three months ended September 30, 1997, the Company recorded a reserve of $1,500,000 with respect to the operations of Global Products.

Net assets of the discontinued operations of Global Products at December 31, 1996 and September 30, 1997 are composed of the following (in thousands of dollars):

                                      December 31,           September 30,
                                         1996                    1997
                                     -------------           -------------
Assets:
  Accounts Receivable, net            $     4,499             $    4,278
  Inventories                               8,606                 10,601
  Other Assets                              2,143                  2,596
                                          -------                --------

      Total Assets                         15,248                 17,475
                                           ------                -------

Liabilities:
  Current Liabilities                       3,102                  3,273
  Other Liabilities                         8,332                  9,187
                                          -------               --------

      Total Liabilities                    11,434                 12,460
                                           ------                -------

      Net Assets                       $    3,814              $   5,015
                                          =======                =======

8.    New Accounting Pronouncement

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company provides a full range of telecommunications services as a CLEC, including local, long distance and Internet access services, to small and medium-sized businesses in major metropolitan areas in the United States. By exploiting its Wireless Fiber services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber capacity to provide its Carrier Services, consisting of a variety of facilities-based broadband, high-capacity local access and digital network services, to other telecommunications services providers. The Company acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

During the third quarter of 1996, the Company launched its CLEC offering in New York City and has since introduced its local telecommunications services in 15 additional markets. The Company intends, during the next several years, to introduce its local exchange services in many of the other major metropolitan areas where it is licensed to provide 38 GHz services.

The Company's wholesale Carrier Services business constructs the network that will serve a significant portion of the local access and transport needs of the Company's CLEC business, including the origination and termination of local traffic for the Company's local exchange customers and backbone interconnections of hub and main switch sites.

In connection with the Company's rollout of its local telecommunications services, the Company also provides business information services to its CLEC customers. These services are marketed directly to end users and through the Company's direct sales force.

The Company significantly expanded its spectrum holdings ("Wireless Licenses") during the past 12 months with the completion of several acquisitions and the grant of a number of additional licenses by the FCC. The Company has entered into agreements to purchase an aggregate of 88 additional licenses in the 38 GHz spectrum, and, if granted, pursuant to pending applications, certain additional such licenses, all subject to FCC consent. Currently, the Wireless Licenses allow the Company to provide Wireless Fiber services in 49 of the 50 most populated MSAs in the United States. The Wireless Licenses currently cover more than 100 cities with populations exceeding 100,000 each, encompass an aggregate population of approximately 175 million people and address more than 625 million channels pops (population coverage multiplied by the number of 100 MHz channels). Upon completion of all pending acquisitions, which are subject to FCC consent, the Company's total population coverage will increase to approximately 185 million, its total channel pops will grow to more than 775 million and the Wireless Licenses will allow the Company to provide services in each of the 50 most populated MSAs in the United States.

Revenues

CLEC Services. CLEC revenues are driven primarily by the number of customer lines installed and in service. Customers generally are billed a flat monthly fee and/or a per-minute usage charge. Revenue growth depends on the addition of new customers and the sale of bundled services, such as long distance, Internet access and Internet-related services, and the introduction of such services in new cities.

The Company intends to develop other anticipated sources of revenue including resale agreements for CMRS, advanced data, broadband data transmission and video conferencing services. The Company believes that as its local exchange services business grows, such business will become the most significant component of the Company's revenues. Revenues from this segment were approximately $6.5 million in the quarter ended September 30, 1997, versus $4.0 million in the quarter ended June 30, 1997 and $2.0 million the quarter ended March 31, 1997. The Company has already installed and is operating its own switches in New York City (which serves both New York City and Newark, New Jersey), Boston, Chicago, Dallas/Fort Worth, Los Angeles, San Diego and Washington, DC, with installation of additional switches in Atlanta, Baltimore, Houston, Philadelphia and Phoenix scheduled to be completed by the end of March 1998. In addition, in October 1997, the Company purchased 12 additional recently installed Lucent class 5 switches from US ONE, seven of which are in the following new markets for the
Company: San Francisco, Denver, Seattle, Tampa, Minneapolis, Kansas City and Columbus, Ohio.

Carrier Services. Carrier Services revenues are driven primarily by the number and capacity (i.e., T-1s or DS-3s) of Wireless Fiber links in service. A key measure of progress for the Company is its installed and available Wireless Fiber capacity. The Company had approximately 156,000 voice-grade equivalent circuits in place as of September 30, 1997, up from approximately 130,000 at June 30, 1997. Carrier customers generally are billed at a fixed monthly rate per unit of capacity. Another key measure of progress is the number of buildings for which the Company has secured roof rights to install 38 GHz transceivers ("Roof Rights"). The Company's Roof Rights have been increasing in number and declining in average cost. As of October 31, 1997, the Company had secured Roof Rights on over 1,900 buildings.

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

Information  and  Content.   Information  and  content  revenues  are  generated
principally by: (i) sales of content and related services to traditional customers, such as cable networks and radio stations; (ii) sales to new media distribution channels, such as on-line services; (iii) advertising sales; and
(iv) the bundling of content with the Company's telecommunications services. Revenues also are driven by the amount and quality of the Company's available program rights during each quarter with some seasonality of sales, which affect quarter-to-quarter comparability.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996
                                       13

Revenues of the Company's operating segments are as follows (in millions):

                                                    Three Months
                                                        Ended
                                                     September 30,
                                                 --------------------
                                                  1996           1997
                                                  ----           ----
Telecommunications Services:
CLEC Services                                  $    84         $ 6,510
Carrier Services                                 1,792             919
Residential Long Distance                        5,508           1,740
                                                 -----          -------
                                                 7,384           9,169
Information Services                             4,056          11,017
                                               -------          ------


        Total Revenues                         $11,440         $20,186
                                               =======         =======



Revenues increased by $8.8 million, or 76.5%, for the three months ended September 30, 1997, to $20.2 million, from $11.4 million for the three months ended September 30, 1996. These revenues exclude those from WinStar Global Products, which has been reclassified as a discontinued operation. This increase was attributable to increased revenues generated by the Company's CLEC and information services businesses, partially offset by a decrease in carrier services revenues, which were lower as a result of non-recurring construction revenues recorded in the quarter ended September 30, 1996, and the expected decrease in residential long distance revenues.

Revenues from CLEC services, which include all commercial end user customer telecommunication revenues, were $6.5 million in the quarter ended September30, 1997, compared to $4.0 million in the quarter ended June 30, 1997 and $2.0 million in the quarter ended March 31, 1997. The CLEC business commenced operations in the second quarter of 1996. The Company has since been rapidly installing lines for small and medium-sized businesses, and, as of September 30, 1997, the CLEC business had installed over 51,000 lines, up from approximately 30,000 at June 30, 1997 and 13,000 at March 31, 1997. Customer line orders reached 77,000 lines as of September 30, 1997, up 79.1% from 43,000 as of June 30, 1997. As of September 30, 1997, the annualized revenues from the CLEC business were $33 million, up from $3 million annualized as of December 31, 1996.

Revenues from carrier services decreased $0.9 million to $0.9 million in the quarter ended September 30, 1997, as compared to $1.8 million in the quarter ended September 30, 1996. Recurring revenues for billed circuits continue to grow, increasing 27.5% over the quarter ended June 30, 1997. The revenue decrease, however, was the result of non-recurring installation revenue and equipment sales related to contract services provided in the quarter ended September 30, 1996.

WinStar's residential long distance revenues decreased $3.8 million to $1.7 million in the quarter ended September 30, 1997, compared to $5.5 million in the quarter ended September 30, 1996. This decrease was the result of WinStar's focus on its core business of selling communications services to business customers and to other carriers.

Revenues from information services increased by $6.9 million, or 171.6%, for the three months ended September 30, 1997, to $11.0 million, from $4.1 million for the three months ended September 30, 1996, due to continued internal growth and acquisitions.

Cost of services and products increased by $10.4 million, or 113.0%, for the three months ended September 30, 1997, to $19.7 million, from $9.3 million for the three months ended September 30, 1996. As a percentage of sales, cost of services and products in the quarter ended September 30, 1997 was 97.6%, compared with 80.9% in the quarter ended September 30, 1996, as a result of increasing network operating costs from the continued expansion of the Company's local telecommunications business.

Selling, general and administrative expense increased by $25.2 million to $41.0 million for the three months ended September 30, 1997, from $15.8 million for the three months ended September 30, 1996. The Company continued to hire sales, marketing and related support personnel in connection with the accelerated roll out of its CLEC operations, which had approximately 150 employees at September 30, 1996 and over 800 at September 30, 1997. In addition, the Company increased spending on related advertising and marketing of its CLEC services.

Depreciation and amortization expense increased by $5.9 million for the three months ended September 30, 1997, to $7.1 million, from $1.2 million for the three months ended September 30, 1996 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the three months ended September 30, 1997, was $47.7 million, compared with an operating loss of $14.8 million for the three months ended September 30, 1996.

Interest expense increased by $13.1 million, or 144.1%, for the three months ended September 30, 1997, to $22.1 million, from $9.0 million for the three months ended September, 30, 1996. The increase was principally attributable to the proceeds from the Company's issuances of debt in the first and third quarters of 1997. $13.5 million of the $22.1 million interest expense for the quarter is not payable in cash until after 1999.

Interest income increased by $1.1 million, or 45.0%, for the three months ended September 30, 1997, to $3.7 million, from $2.6 million for the three months ended September, 30, 1996. The increase resulted from the additional interest income earned on the proceeds from the Company's preferred stock and debt placements which were completed in the first and third quarters of 1997.

For the reasons noted above, the Company reported a net loss from continuing operations of $63.8 million for the three months ended September 30, 1997, compared to a net loss from continuing operations of $21.3 million for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Revenues of the Company's operating segments are as follows (in millions):

                                              Nine Months Ended
                                                 September 30,
                                              ------------------
                                              1996          1997
                                              -----         ----
Telecommunications Services:
CLEC Services                               $   103       $12,498
Carrier Services                              2,131         4,711
Residential Long Distance                    25,723         6,701
                                            --------      -------
                                             27,957        23,910
Information Services                          7,479        25,693
                                           --------      -------

        Total Revenues                     $ 35,436       $49,603
                                           ========       =======


Revenues increased by $14.1 million, or 40.0%, for the nine months ended September 30, 1997, to $49.6 million, from $35.4 million for the nine months ended September 30, 1996. These revenues exclude those from WinStar Global Products, which have been reclassified as a discontinued operation. This increase was attributable to increased revenues generated by the Company's CLEC, carrier services and information services businesses, partially offset by an expected decrease in residential long distance revenues.

Revenues from CLEC services were $12.5 million in the nine months ended September 30, 1997, and were minimal in the nine months ended September 30, 1996, as the CLEC business commenced operations in the second quarter of 1996.

Revenues from carrier services increased $2.6 million to $4.7 million in the nine months ended September 30, 1997, as compared to $2.1 million in the nine months ended September 30, 1996. The revenue increase is the result of the growing number of billed circuits, along with installation revenue and equipment sales related to contract services provided.

WinStar's residential long distance revenues decreased $19.0 million to $6.7 million in the nine months ended September 30, 1997, compared to $25.7 million in the nine months ended September 30, 1996. This decrease was the result of WinStar's focus on its core business of selling communications services to business customers and to other carriers.

Revenues from information services increased by $18.2 million, or 243.5%, for the nine months ended September 30, 1997, to $25.7 million, from $7.5 million for the nine months ended September 30, 1996, due to continued internal growth and acquisitions.

Cost of services and products increased by $23.5 million, or 93.5%, for the nine months ended September 30, 1997, to $48.6 million, from $25.1 million for the nine months ended September 30, 1996. As a percentage of sales, cost of services and products in the nine months ended September 30, 1997 was 97.9% compared with 70.8% in the nine months ended September 30, 1996, as a result of increasing network costs from the continued expansion of the Company's local telecommunications business.

Selling, general and administrative expense increased by $70.8 million to $109.9 million for the nine months ended September 30, 1997, from $39.1 million for the nine months ended September 30, 1996. The Company continued to hire sales, marketing and related support personnel in connection with the accelerated roll out of its CLEC operations, which had only 150 employees at September 30, 1996 and over 800 at September 30, 1997. In addition, the Company increased spending on related advertising and marketing of its CLEC services.

Depreciation and amortization expense increased by $13.2 million for the nine months ended September 30, 1997, to $15.5 million, from $2.3 million for the nine months ended September 30, 1996, principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the nine months ended September 30, 1997, was $124.3 million, compared with an operating loss of $31.1 million for the nine months ended September 30, 1996.

Interest expense increased 98.8%, for the nine months ended September 30, 1997, to $53.1 million, from $26.7 million for the nine months ended September 30, 1996. The increase was principally attributable to the proceeds from the Company's issuance of debt in the first and third quarters of 1997. $35.9 of the $53.1 million interest expense for the nine months is not payable in cash until after 1999.

Interest income increased by $2.8 million, or 32.5%, for the nine months ended September 30, 1997, to $11.1 million, from $8.3 million for the nine months ended September 30, 1996. The increase resulted from the additional interest income earned on the proceeds from the Company's preferred stock placement and 1997 debt placement in the first and third quarters of 1997.

For the reasons noted above, the Company reported a net loss from continuing operations of $164.1 million for the nine months ended September 30, 1997, compared to a net loss from continuing operations of $49.5 million for the nine months ended September 30, 1996.

Liquidity and Capital Resources

In February 1997, the Company sold 4,000,000 shares of its 6% Series A Cumulative Convertible Preferred Stock and warrants to purchase 1,600,000 shares of Common Stock (the "Preferred Stock Placement"), pursuant to which the Company and one of its subsidiaries realized net proceeds of approximately $96 million.

In March 1997, the Company and one of its subsidiaries, WEC, sold an aggregate of $300 million principal amount of notes (the "1997 Debt Placement"), pursuant to which they realized net proceeds of approximately $290.5 million. Pursuant to a committed facility obtained by the Company from affiliates of Credit Suisse First Boston Corporation and BT Securities Corporation, in August 1997, WEC II issued the WEC II Equipment Notes, generating proceeds to WEC II of $50 million, with Company paying fees of approximately $1.5 million and, in October 1997, the Company issued $100 million of Senior subordinated Notes ("the October 1997 Debt Placement"), realizing net proceeds of approximately $94 million.

The $200 million proceeds of WEC Notes issued in the March 1997 Debt Placement must be utilized for the purchase of designated equipment or for the redemption of the WEC Notes by March 18, 1999, and the $50 million net proceeds of WEC II Notes issued in August 1997 must be utilized for the purchase of designated equipment or for the redemption of the WEC II Notes by August 8, 1999. See Note 6 of the Condensed Consolidated Financial Statements for a description of the operations of WEC and WEC II and certain restrictions on distributions from these subsidiaries to the Company.

In April 1997, the Company repaid certain indebtedness incurred in the acquisition of the assets of Local Area Telecommunications, Inc., including accrued interest thereon, aggregating approximately $17.8 million.

In October 1997, in connection with the US ONE Asset Acquisition, the Company borrowed $62.25 million under a six month credit agreement secured by certain of the US ONE Assets, realizing net proceeds of $61.25 million. The Company expects to dispose of certain of the US ONE Assets (primarily switches located in markets already covered by the Company's existing switches), and to repay a portion of this borrowing with the proceeds thereof, and to refinance the remainder of the loan by utilizing lease or other financing which the Company believes to be readily available in the near term.

At September 30, 1997, exclusive of the $94 million net proceeds from the Senior Subordinated Notes issued in October 1997, the Company had approximately $302.8 million in cash, cash equivalents and short term investments, approximately $200 million of which is to be used to finance equipment purchases in connection with the Company's rollout of its telecommunications infrastructure.

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue over the near term as the Company executes its growth strategy. A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices serving the fifteen major cities in which it offers CLEC services, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the nine months ended September 30, 1997 was approximately $108.8 million, and purchases of property and equipment during the nine months ended September 30, 1997 was approximately $103.8 million. At September 30, 1997, working capital was $247.2 million, including cash, cash equivalents and short-term investments of $302.8 million, as compared to working capital and cash, cash equivalents and short-term investments at December 31, 1996 of $108.7 million and $122.5 million, respectively.

The Company's current plans call for capital expenditures of up to $450 million over 1997, 1998 and 1999 in connection with the execution of its business plan. The amount of capital required to execute this plan is a function of the speed at which the plan is executed. The Company believes that its existing cash, a limited amount of lease financing that it believes is readily available and receivables financing will provide sufficient capital to finance its planned capital expenditures and to fund its operating capital needs until the Company is generating positive EBITDA, which the Company expects to occur in 1999. In the event this proves to be inaccurate, the Company may elect to slow the speed or narrow the focus of its plan or seek to raise sufficient amounts of additional capital on acceptable terms to implement the plan. In the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any acquisitions of businesses or assets (including additional spectrum licenses, by auction or otherwise), the Company may be required to seek additional sources of capital sooner than currently anticipated.

The Company has commitments during the next 12 months as follows:

o To purchase $22.0 million of telecommunications capital equipment

o To pay $20 million in cash or common stock, at the Company's election, in connection with the US ONE Asset Acquisition

o To pay $65.2 million in common stock, (or under certain circumstances, cash, at the Company's election), in connection with the acquisition of additional licenses

Forward-Looking Statements

When used in this and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network; (b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions. The Company has no obligation to publicly release the result of any revisions which may be made to any forwardlooking statements to reflect anticipated or unanticipated events or circumstances.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to grants by the Company of stock options to its employees and others during the quarter ended September 30, 1997, without registration of such securities under the Securities
Act:


                                                        Consideration received
                                                          and description of
                                          Number of     underwriting or other                         If option, warrant or
                                           options       discounts to market       Exemption from     convertible security,
                                          granted or      price afforded to         registration       terms of exercise or
Date of sale        Title of security   shares issued         purchasers              claimed               conversion
------------        -----------------   -------------         ----------              -------               ----------

 7/97 -9/97             options to          505200       options granted - no       Section 4(2)     exercisable for periods
                         purchase                       consideration received                       of five years from grant
                       common stock                      by the Company until                           at exercise prices
                        granted to                             exercise                               ranging from $13.38 to
                        employees                                                                             $17.88

  9/26/97              common stock         148926       acquisition purchase       Section 4(2)               n/a
                                                        price - no discount to
                                                                market


Item 6. Reports on Form 8-K

(1) Current Report on Form 8-K filed July 2, 1997.

(2) Current Report on Form 8-K filed September 11, 1997.

(3) Current Report on Form 8-K filed October 29, 1997.

(4) Current Report on Form 8-K filed October 31, 1997.

                                   SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
         Registrant





By:  /s/Fredric E. von Stange
--------------------------------------
Fredric E. von Stange
Executive Vice President, Chief Financial
  Officer and Director                       Dated:  November 14, 1997



By:  /s/Joseph P. Dwyer
-------------------------------------
Joseph P. Dwyer
Vice President, Finance
 (Principal Accounting Officer)              Dated:  November 14, 1997