Form 10-K405
period 1997-12-31
WINSTAR COMMUNICATIONS INC
filed 1998-03-31
CIK 868797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

              [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             COMMISSION FILE NUMBER             1-10726
                            ................................................
                          WINSTAR COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                               13-3585278
    (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)


                                230 PARK AVENUE
                            NEW YORK, NEW YORK 10169
                                 (212) 584-4000
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
                 AREA CODE, OF REGISTRANT'S EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                  Rights to Purchase Series B Preferred Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  X  No
                ---     ----

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X

                                    ------

     Issuer's revenues for its most recent fiscal year: $79,631,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 27, 1998, the aggregate market value of such stock was approximately $1,599 million.

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 27, 1998, the number of shares of Common Stock outstanding was approximately 37,217,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of stockholders scheduled to be held on June 10, 1998, which will be filed by the Registrant within 120 days after the close of its fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

     WinStar Communications, Inc. ('WinStar' or the 'Company') provides facilities-based voice and data telecommunications services to businesses and other customers in major metropolitan areas throughout the United States. WinStar holds licenses ('Wireless Licenses') which provide it with the largest amount of 38 GHz radio spectrum in the country, as well as other spectrum, covering more than 125 Metropolitan Statistical Areas ('MSAs') with a total population of approximately 185 million, including the 50 largest MSAs. The Company is building a unique nationwide network using its fiber-quality digital capacity in the 38 GHz spectrum and other portions of the radio spectrum ('Wireless Fiber (Service Mark)') in order to provide its customers with a broad range of attractively priced services and an alternative to the incumbent local exchange carriers ('ILECs'), other competitive local exchange carriers ('CLECs') and the interexchange carriers ('IXCs'). WinStar believes that its ability to provide information content and services further differentiates it from competitors. The annual business telecommunications market in the United States is estimated at $110 billion, with local telephony and data services, WinStar's target segment, accounting for approximately $47 billion.

     WinStar is rapidly building a modern telecommunications infrastructure. It currently provides telecommunications services on a switched basis in 21 major metropolitan markets, including Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, San Diego and Washington, D.C. WinStar expects to provide telecommunications services using its own switches in 30 major metropolitan markets by the end of 1998 and 40 major metropolitan markets by the end of 1999. WinStar's network buildout has been accelerated through several recent strategic acquisitions. In October 1997, the Company purchased from US ONE Communications Corp. ('US ONE') 12 Lucent 5ESS switches, seven of which are located in markets that WinStar had targeted but had not yet entered. In January 1998, WinStar purchased GoodNet, a Tier I Internet Service Provider ('ISP'), from Telesoft Corp. ('Telesoft'). GoodNet maintains a national Asynchronous Transfer Mode ('ATM') backbone, points of presence ('POPs') in 27 cities throughout the United States and more than 130 peering arrangements with other ISPs. Also in January 1998, as part of its acquisition of the assets of Midcom Communications, Inc. ('Midcom'), WinStar acquired PacNet, a data transmission services provider. PacNet maintains a network of frame relay data switches, POPs in 20 cities throughout the western United States and, through its membership in the Unispan consortium, interconnection and cooperative service arrangements with other frame relay providers with networks across the United States and internationally.

NETWORK STRENGTHS

     WinStar believes that its Wireless Fiber and switch-based infrastructure provides it with significant competitive advantages, including:

     Ability to Provide a Full Range of Voice and Data Telecommunications Services. The large amount of bandwidth afforded by the Wireless Licenses, together with WinStar's voice and data switching facilities, allow WinStar to offer customers a full range of voice and data telecommunications services, including (i) local dial tone, private branch exchange ('PBX') trunks, individual business lines, Centrex and long distance, (ii) data services, such as Internet access, Wide Area Network ('WAN') services utilizing frame relay, Internet Protocol ('IP') and ATM data transport, and private network services and (iii) facilities-based broadband local access and digital network services ('Carrier Services'). WinStar holds Wireless Licenses in each of the 50 largest MSAs. Including certain additional 38 GHz licenses which WinStar has agreed to acquire and the 28 GHz Local Multipoint Distribution Services licenses ('LMDS Licenses') for which the Company was the highest bidder in the FCC's recently concluded auction ('LMDS Auction'), the Wireless Licenses provide an average bandwidth capacity of more than 750 MHz in the top 30 U.S. markets and approximately 740 MHz in the 50 largest U.S. markets. Each 100 MHz Wireless Fiber channel can support transmission capacity of one DS-3 at 45 Mbps, which is over 750 times the rate of the fastest dial-up modem in general use (56 Kbps) and over 350 times the rate of the fastest integrated services digital network ('ISDN') line in general use (128 Kbps). It is anticipated that the Company's commercial deployment of multipoint facilities, planned to begin in late 1998, will allow a single 100 MHz Wireless Fiber channel to support one OC-3 equivalent of capacity at 155 Mbps. See '--Networks--Wireless Licenses.'

     Rapid and Cost-Effective Deployment of Infrastructure. Wireless Fiber services generally can be deployed considerably more rapidly than wireline services because of the construction time and permit procedures required for wireline buildout. Further, the equipment used for 38 GHz transmission (e.g., antennae, transceivers and digital interface units) is small, unobtrusive and relatively inexpensive.

     Ability to Penetrate Target Markets. In implementing its network plan, WinStar identifies strategically located sites to serve as hubs in each of its metropolitan areas. These hub sites are connected via Wireless Fiber links to customer buildings. Certain characteristics of the 38 GHz frequency, including the effective range of its radio signal and the small amount of dispersion (i.e., scattering) of the radio beam as compared to the more dispersed radio beams produced at lower frequencies, allow for multiple hub sites using the same channel in a licensed area. Further, WinStar's ability to use multiple 38 GHz channels in its target markets provides it with advantages over other providers of fixed wireless telecommunications services that possess fewer channels in their respective portions of the radio spectrum. WinStar believes that its multiple channels, together with the deployment of multipoint technology and it's hub-based network architecture, will allow it to address the needs of a significant portion of the business customers in its target markets via its Wireless Fiber services.

     Scalable Capital Expenditures. Because of WinStar's Wireless Fiber capacity and hub-based network architecture, a substantial portion of WinStar's planned capital expenditures is variable and more directly tied to demand. WinStar expects to be able to minimize non-revenue generating deployment of infrastructure because (i) it does not need to fully build out its network in a market before offering services in that market, (ii) bandwidth can be more easily allocated as demanded and (iii) the small size and relatively low cost of radio transceivers and other equipment allows for cost-efficient redeployment as customer demands change.

     Deployment of Multipoint Technology. WinStar expects that its planned deployment of point-to-multipoint technology within its networks will allow it to further reduce per-building installation and equipment costs, better leverage existing and future investment in hub equipment, address a significantly greater number of buildings in each market and provide customers with variable amounts of bandwidth as their demands and needs change. The Company believes that it will be able to efficiently integrate point-to-multipoint technology into its point-to-point network infrastructure, thereby enabling the Company to create point-to-multipoint infrastructure in its markets rapidly and cost effectively.

     Other Core Assets. WinStar has accumulated a group of core assets, in addition to those described above, which it believes are necessary for it to commercially deploy its telecommunications services. Among these assets are: (i) authorizations to operate as a CLEC in 30 states and the District of Columbia,
(ii) agreements that allow the Company to interconnect its facilities with those of other carriers in 41 of the 50 most populated MSAs, (iii) roof rights to install its radios on more than 2,200 buildings and (iv) state-of-the-art information systems platforms to assure the accurate and flexible handling of the billing and customer satisfaction requirements of a diverse customer base purchasing a variety of telecommunications services. WinStar intends to acquire additional core assets as it further rolls out its services and expands its network coverage.

BUSINESS STRATEGY

     The telecommunications industry is being reshaped by a number of factors, including the deregulation of local telecommunications markets, growing demand for high-speed, high-capacity digital telecommunications services and the rapid advances in wireless technologies that enable service providers to address this demand, as well as the increasing importance to customers of information services. WinStar believes it is well-positioned to compete successfully in this new telecommunications environment. Key elements of WinStar's strategy to continue its growth as a national provider of telecommunications services are to:

     Continue to Expand Network Infrastructure. WinStar currently provides switch-based telecommunication services in 21 major metropolitan markets and expects to provide telecommunications services using its own switches in 30 major metropolitan markets by the end of 1998 and 40 major metropolitan markets by the end of 1999. WinStar is continuing to deploy network infrastructure on a city-by-city basis using its Wireless Fiber capabilities, its voice and data switches and, where appropriate, facilities leased from other carriers. The Company believes that a limited number of hub sites (generally less than 10) in each metropolitan area will allow it to address more than 70% of its targeted buildings and ultimately to carry the majority of its customers' traffic on its own network instead of the higher-cost facilities of other carriers. WinStar also intends over time to interconnect all of its local networks through intercity fiber optic facilities, creating a single network capable of providing facilities-based voice and data telecommunications services among the metropolitan areas in which the Company has local networks. By building and utilizing its own network, WinStar reduces its reliance on the facilities of other providers, such as the ILECs, enhances service to its customers and reduces its cost of providing services. Unlike most fiber-based CLECs, which typically use facilities leased from incumbent providers to carry the majority of their telecommunications traffic, WinStar anticipates enhancing its operating margins by routing a significant portion of its traffic over its own network as this network and WinStar's presence in its markets mature.

     Exploit First-to-Market Advantage. WinStar seeks to exploit its 'first-to-market' advantage as the leading provider of fixed wireless local switched and dedicated telecommunications services with an established operating infrastructure and broad geographic license coverage. WinStar believes that early entrance into its markets provides it with advantages over many potential competitors by allowing it to (i) expand its customer base prior to widespread competition from many other CLECs, (ii) develop a proven, reliable and low-cost network infrastructure using its own switching and transmission capabilities ahead of many other CLECs, (iii) develop and implement the advanced information, data and other systems necessary to integrate its fixed wireless infrastructure into the existing global telecommunications network, and (iv) acquire roof rights for antennae placement on a large number of buildings on favorable terms and in advance of other fixed wireless service providers.

     Provide Integrated Voice and Data Telecommunications and Information Services. WinStar has found that customers typically prefer to purchase their voice and data telecommunications services as a single package. WinStar offers its customers a broad range of telecommunications services, including basic local dial tone and long distance and, with the acquisitions of GoodNet and PacNet, high-speed switched and dedicated data and Internet access services. WinStar believes that the ability to package information, entertainment and other content and services with telecommunications services will become an increasingly important factor in the business customer's decision to select or retain a telecommunications provider. Accordingly, WinStar actively seeks opportunities to expand its information and content assets and services and to use them to enhance the marketability of its telecommunications services.

     Focus on Business Customers. WinStar believes that a substantial opportunity exists to attract a significant base of business customers by rapidly penetrating local markets with high-bandwidth telecommunications services. Initially, WinStar targeted small and medium-sized business customers in buildings that have more than 100,000 square feet of commercial space and which, in most instances, are not served by fiber facilities provided by CLECs. The Company estimates that there are more than 8,000 buildings that meet the criteria of this initial target group. WinStar believes that the growth of its infrastructure and the planned deployment of point-to-multipoint technology will make it cost-effective for the Company to target smaller buildings as well, increasing the number of target buildings to more than 30,000. Furthermore, WinStar's introduction of its data communications services and the expansion of its sales and marketing capabilities now allows it to target larger business customers.

     Market Wireless Fiber to Other Carriers. WinStar offers its broadband Carrier Services to other telecommunications providers, including providers of personal communications, cellular and specialized mobile radio services ('CMRS'). WinStar also believes that its Carrier Services present an attractive, economical method for telecommunications providers to add a high-capacity extensions to their own networks, especially as they seek to rapidly penetrate new markets opening as a result of the Telecommunications Act. WinStar's Carrier Services also can provide cost-efficient route diversity where network reliability concerns require multiple telecommunications paths.

     Offer High Quality Networks and Superior Customer Service. WinStar believes that it offers cost and service quality advantages over ILECs and other CLECs as a result of its Wireless Fiber technology, integrated service offerings, customer support and network management and monitoring systems. WinStar consults with its customers to develop competitively priced telecommunications services that are tailored to meet their particular needs. WinStar's centrally-managed customer care and support operations are also designed to facilitate the processing of orders for changes and upgrades in services. WinStar believes that it provides greater attention and responsiveness to its customers than do the ILECs.

     Capitalize on Management Team Experience. WinStar has assembled a management team and hired operating personnel experienced in all areas of telecommunications and information services, including more than 250 former officers and employees of MCI Communications ('MCI') and Sprint Corporation ('Sprint'), as well as numerous executives and other employees from RBOCs and other established telecommunications companies. WinStar continues to hire additional experienced telecommunications and information services personnel as appropriate.

SERVICES

     WinStar offers a full range of telecommunications services, including local telephony, long distance, high-speed switched data and dedicated services. Local telephony services offered by WinStar primarily use high-capacity digital switches to route voice transmission anywhere on the public switched telephone network. WinStar's data transmission services include Internet access and WAN services using frame relay, IP and ATM data transport protocols. Dedicated services offered by WinStar, which include private network services and Carrier Services, use high-capacity digital circuits to carry voice and data transmission in multiple configurations.


     WinStar makes its services attractive to potential customers by (i) offering a broad range of telecommunications services that specifically address its target customers' needs, while providing levels of customer satisfaction that exceed those provided by larger competitors and (ii) exploiting the Company's Wireless Fiber service whenever feasible for cost-effective origination and termination of customer traffic, thereby allowing for attractive pricing of services.

  Local and Long Distance Telephony Services

     WinStar provides customers with local dial tone and connection to both regional and long distance calling. WinStar's services in these areas include the following:

     Basic and Enhanced Voice Transmission Services. WinStar offers analog and digital voice-only telephone lines to customers. WinStar owns, manages and maintains its switches, while customizing network configurations and solutions to meet the individual needs of customers. WinStar offers its customers a wide range of other features such as call waiting, call forwarding, conference calling and voice mail, as well as operator and directory assistance services.

     Centrex Services. Business customers can use WinStar as their primary Centrex provider, as a supplement to the LEC's Centrex service, or as an addition to customer-owned PBX.

     PBX Services. WinStar's PBX services provide businesses with access to the local, regional and long distance telephone public networks. WinStar's PBX service allows customers to use either the Company's telephone numbers or their ILEC-assigned telephone numbers. Connection between the customer's PBX port and WinStar's network is made via Wireless Fiber link or digital facilities leased from the ILECs and other CLECs.

     Integrated Long Distance Services. WinStar also offers long distance services to its business customers Currently, WinStar primarily resells long distance through agreements with MCl and Sprint, which provides the Company with access to these carriers' long distance networks at rates that are discounted, varying with monthly traffic generated by the Company.

  Data Services

     The proliferation of LANs, WANs, Internet services and video enhanced services is causing data flow to become an increasing portion of overall telecommunications traffic. The ability to quickly access and distribute such data and other information is critical to business, education and government entities. The Company believes that by utilizing its broadband local networks and national data transport backbone, it will be able to deliver broadband data services to businesses and other high-capacity users that are currently unable to receive such service offerings from their telecommunications providers. The acquisitions of the GoodNet and PacNet businesses and assets has enabled the Company to more rapidly deploy its network infrastructure, which is critical to the cost-effective provision of data services. To address the growing demand for high-speed, high-bandwidth data telecommunications, WinStar offers its customers a wide range of data telecommunications services including:

     Dedicated and Dial-Up Internet Access. WinStar offers dedicated and dial-up Internet access services, as well as web hosting and co-location services. A majority of WinStar's ISP business is as a National Services Provider providing Internet access to other ISPs through WinStar's Internet backbone acquired with the GoodNet business. WinStar is one of the largest Internet backbone providers in the United States. In addition to other ISPs, WinStar's Internet customers include universities and colleges, large landlords, RBOCs, cable television operators and value-added resellers.

     The Company also provides high-speed Internet access services and specialized software with educational content for schools and libraries in the New York City metropolitan area. The Company is currently working with the 'Lattice' consortium in the District of Columbia to develop cost-effective, high-capacity Internet connectivity to schools and to nearby subsidized urban housing. WinStar's application suite provides educators with the tools to integrate the educational resources of the World Wide Web into school curricula, enabling them to create their own 'electronic libraries,' create forums for discussion and debate, and engage in collaborative projects with students and educators throughout the world. The Company intends to expand its reach to other markets by linking schools and libraries to the Internet through its Wireless Fiber services.

     Data Transport Services. WinStar utilizes its ATM backbone to provide WAN data transport services which allow customers to interconnect LANs maintained at different sites at native speeds, thereby enabling the connection of workstations and personal computers on one or more LANs. WinStar's WAN services provide customers with transmission capacity for various protocol speeds. WinStar's native-speed WAN services avoid bottleneck problems that are frequently encountered with customary DS-1 connections by providing the customer with a circuit that matches the transmission speeds of its networks. The Company's ATM backbone network supports evolving high-speed applications, such as multimedia, desktop video conferencing and medical imaging. WinStar's WAN services are offered at a variety of capacities to allow customers to choose the level which meets their specific needs.

     WinStar also offers frame relay services that provide customers with high-performance, cost-efficient global interconnection of multiple LANs. WinStar's frame relay services are high-speed packet switching systems that utilize transmission links only when required. Frame relay allows for the transportation of data much more rapidly than other packet switching protocols such as X.25. The Company is affiliated with Unispan, a consortium of frame relay providers that enables the frame relay traffic of such providers to be routed throughout the United States and internationally, and terminated in every local access transport area in the United States through interconnections with the RBOCs.


     ISDN Services. WinStar provides customers with multiple voice and data communications services over a single telecommunications line. The Company's switches have been configured to permit the provision of ISDN services. ISDN lines allow customers to perform multiple functions such as simultaneous voice and computer links. High-speed ISDN applications include desk top videoconferencing, interconnection of LANs and Internet access.

     Potential Interactive Video Applications. The inherent qualities of 38 GHz also offer substantial opportunities for broadband interactive video applications, such as video conferencing, appropriate for highly customized commercial and institutional demands. The narrow-beam characteristics of the 38 GHz band, allowing for frequency reuse within a small area, coupled with its broadband capacity and multichannel capabilities may offer a significant market opportunity in the future as the appropriate technologies emerge, although there can be no assurance of the consumer acceptance or commercial viability of such video services.

  Dedicated Services

     Private Network Services. WinStar markets its Wireless Fiber services to businesses, government agencies and institutions with multiple locations within the Company's licensed areas and which generate heavy telecommunications traffic between such locations. These entities can utilize Wireless Fiber services to establish their own independent telecommunications systems, creating a dedicated private network.

     Wireless Fiber services present the Company's customers with: (i) a method for providing high bandwidth telecommunications connections between their buildings on a cost-effective basis; (ii) a viable alternative to the ILECs' networks which frequently use low-capacity copper wire for 'last mile' delivery, generally allowing for faster, more reliable data transmissions; (iii) greater control over their local telecommunications traffic and costs; (iv) diverse routing and thus higher reliability against outage; and (v) greater security because of the private line nature of these connections. WinStar's private network services use high-capacity digital circuits to carry voice and data transmission from point-to-point in flexible configurations involving different standardized transmission speeds and circuit capacities, including:

     o DS-O. A dedicated service that accommodates business communications with digital transmission through a voice-grade equivalent circuit with a capacity of up to 64 Kbps. This service offers a private line digital channel for connecting telephones, fax machines, personal computers and other telecommunications equipment. WinStar offers multiple DS-0 services in a variety of combinations and can also provide voice grade analog connections.

     o  DS-1. A high-speed digital channel that typically links customer locations to IXCs, ISPs or other customer locations and which can carry voice and data transmissions. DS-1 services accommodate digital data transmission capacity of up to 1.544 Mbps, the equivalent of 24 voice-grade (DS-O) circuits.

     o DS-3. The Company currently offers dedicated service capacity equivalent to 28 DS-1 circuits or 672 voice-grade equivalent circuits. It is anticipated that this capacity will continue to expand over time with further developments in high frequency radio technology by manufacturers and the advent of point-to-multipoint service. This digital service can be used to link multiple sites and for data services applications.

     Carrier Services. WinStar markets and provides wireless broadband, high-capacity local access and dedicated network services to other telecommunications providers. Using its Wireless Fiber capacity, WinStar offers numerous wireless telecommunications services to support a wide range of local access and dedicated service needs with a high degree of reliability, including:

     o Local By-Pass for Long Distance Carriers. IXCs can utilize the Company's Wireless Fiber services to connect certain call termination or origination points in a particular licensed area to such carriers' POPs in the licensed area at more economical rates than those generally charged by ILECs and to connect two or more of their respective POPs in a single licensed area.

     o Wireless Complement to CAP and ILEC Networks. Competitive access providers ('CAPs') typically compete with ILECs by utilizing their own fiber-optic cable rings and lease the other facilities necessary to complete their networks from the ILECs. Due to the large capital investment required to construct such networks, CAPs generally build their networks in limited, densely populated areas and offer services primarily to large customers such as long distance carriers, medium-sized and large businesses, government agencies and institutions. CAPs can utilize Wireless Fiber services to bypass facilities typically leased by them from the ILECs. CAPs can also utilize the Company's Wireless Fiber services to facilitate the buildout and enhance the reliability of their own local telecommunications networks and expand their marketing opportunities.

     o Backbone Interconnection and Redundancy for CMRS Providers. Wireless Fiber services can be utilized by CMRS providers for interconnecting traffic (backbone network traffic) between and among cell sites, repeaters and the wired local network.

  International Opportunities

     WinStar has begun to develop its position in certain foreign markets where the Company believes it can leverage its expertise in the application of

Wireless Fiber services. WinStar is seeking opportunities to provide telecommunications services in other countries similar to those it provides domestically. The Company may seek such opportunities directly or with other entities on a joint venture or similar basis.

NETWORKS

  General

     WinStar uses advanced voice and data switches and hub-based fixed wireless network architecture to deliver reliable, high-speed digital transmission of voice and data telecommunications traffic. Customer buildings are interconnected to WinStar's hub sites using Wireless Fiber links and/or facilities leased from other carriers. Traffic between hub sites is carried using Wireless Fiber services or, as needed, on fiber-optic facilities leased from other carriers. WinStar installs customer-dedicated or shared equipment at a location near or in customer premises to terminate links. WinStar serves its customers from one or more hub sites strategically positioned throughout its networks. The hub site houses or is interconnected with the switches and other transmission equipment needed to connect customers with each other, the IXCs and other local exchange networks. Redundant electronics, with automatic switching to the backup equipment in the event of failure, protect against signal deterioration or outages.

     WinStar's planned deployment of point-to-multipoint technology will allow transmissions between a single hub site antenna and multiple customer antennas, thereby allowing WinStar to share the same spectrum among its customers and reducing its capital expenditures. This deployment also will allow WinStar to allocate and share network capacity on an as-needed basis and supply customers with bandwidth-on-demand to address their changing requirements.

     WinStar adds data services to its basic transmission platform by installing digital electronics at its switch sites and at customer locations and by accessing the Company's ATM and/or frame relay networks. WinStar's digital telephone switches are interconnected with multiple ILECs and long distance carrier switches to provide WinStar customers access to the entire local market as well as across the country and around the world. Similarly, WinStar provides ATM switches and LAN multiplexers at customer premises and in its switch sites to provide high speed LAN interconnection and native ATM services.

     The Company's networks are monitored 24 hours a day, seven days a week through WinStar's state-of-the-art network operations center ('NOC') located in Tysons Corner, Virginia. The NOC provides the Company with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each market. The NOC provides a wide range of network surveillance functions for each network, providing the Company with the ability to remotely receive data regarding the diagnostics, status and performance of such networks. Continuous monitoring of system components by the NOC focuses on proactively avoiding problems as well as reacting to known problems. The Company believes that it provides service reliability equal to or exceeding that provided by the ILECs and other CLECs. PacNet also maintains a separate network operations center in Seattle, Washington which allows the Company to monitor PacNet's frame relay data network.


  Wireless Fiber Links

     The Company uses its Wireless Fiber capacity as an integral component of its networks for the origination and termination of local voice and data traffic and the interconnection of hub and switching sites. Each Wireless Fiber link currently provides up to eight T-1s of capacity (equivalent to 192 voice lines) or one DS-3 of capacity (equivalent to 672 voice lines). The Company's planned deployment of point-to-multipoint facilities, which are proceeding on a test basis through mid-1998, will allow each of the Company's 100 MHz channels to support one OC-3 equivalent of capacity at 155 Mbps, and the Company believes that there will be additional increases in the capacity of Wireless Fiber services over time as the technology evolves, although no assurance can be given that this will be the case. The Wireless Fiber links meet or exceed general telephone industry standards, provide transmission quality equivalent to that produced by fiber optic-based facilities, and address the growing demand for high-speed, high-capacity, digital telecommunications services for voice, data and video applications, including traditional local access, Internet access and network interconnection services.

     Each point-to-point Wireless Fiber path consists of transmission links, which are paired digital millimeter wave radio transceivers generally placed at a distance of less than three miles from one another within a direct, unobstructed line of sight. The transceivers are typically installed on rooftops or towers or in windows. Each point-to-multipoint path will consist of a radio transceiver and antenna system located at a hub site and a transceiver placed at a customer building in line-of-sight with the hub site. Subject to obtaining adequate line of sight, a single multipoint hub transceiver will typically be able to address in excess of 100 customer buildings.

     Significant features of Wireless Fiber services include: (i) 38 GHz digital millimeter wave transmissions having narrow beam width, reducing the potential for channel interference and allowing dense deployment and channel re-use; (ii) 100 MHz bandwidth in each channel, allowing for high subdivision of voice and data traffic; (iii) a range of up to five miles between transmission links (although the Company generally maintains link distances of less than three miles or shorter distances in certain areas to meet its internally established performance standards); (iv) performance engineered to provide up to 99.999% reliability, as tested; (v) transmission accuracy engineered to provide bit error rates of 10-13 (unfaded); (vi) 24-hour network monitoring by the Company's NOC; and (vii) relatively low installed cost for each pair of transceivers comprising a transmission link, with even lower costs allowed through the deployment of point-to-multipoint radios.

     In order to provide quality transmission, Wireless Fiber links require an unobstructed line of sight between the two transceivers comprising a link, with a maximum distance between any two corresponding transceivers of up to five miles, although in certain areas, weather conditions may necessitate shorter distances to maintain desired transmission quality. The Company typically limits its link distances to less than three miles. The areas in which such shorter distances are required are those where rainfall intensity and the size of the raindrops adversely impact transmission quality at longer distances. Other weather conditions, such as snow, electrical storms and high winds, have not, in the Company's experience, affected transmission quality or reliability. The cost of additional transceivers where required by weather, physical obstacles or distance may render the provision of Wireless Fiber services uneconomical in certain instances.

     The use of wireless equipment may pose health risks to humans due to radio frequency ('RF') emissions from the radio/antenna unit. Any allegations of health risks, if proven, could result in liability on the part of the Company. If the Company were held liable in any product liability suit, such liability could have a material adverse effect on the financial condition and operations of the Company. The FCC recently adopted new guidelines and methods for evaluating the environmental effects of RF emissions from FCC-regulated transmitters, including wireless antennas. The updated guidelines and methods generally are more stringent than those previously in effect. The Company expects that the wireless equipment to be provided by its vendors will comply with applicable FCC guidelines.

  Roof Rights

     WinStar must obtain roof rights (or rights to access other locations such as towers where lines of sight are available (collectively, 'Roof Rights') on each building where a transceiver will be placed. The Company's prequalification activities may include the payment of option fees for Roof Rights to the buildings that are being prequalified. In connection with the development of its Wireless Fiber capacity for both its Carrier Services and CLEC businesses, the Company has been following a plan pursuant to which it seeks to negotiate, prior to receipt of actual service orders, Roof Rights for the installation of Wireless Fiber links on buildings in the metropolitan areas covered by the Wireless Licenses, including hub site buildings which give direct lines of sight to a number of other buildings targeted by the Company and buildings that can provide interconnection access to IXCs' POPs, switch locations and local access nodes.

     WinStar acquires Roof Rights on targeted buildings where direct selling efforts are also initiated. If customer traffic is generated prior to the installation of a transceiver on a building, the traffic is generally sent to the Company's switch via circuits leased from other carriers. Once a transceiver and antenna are installed, new traffic from the building is sent to a hub site via Wireless Fiber service and existing traffic being carried over leased circuits may be transitioned over time to Wireless Fiber service. This approach enables WinStar to deploy capital in a highly efficient manner and avoid the need to make front-end investments in transmission capacity for where no customer traffic has been generated. The Company currently has the necessary Roof Rights to install its Wireless Fiber transmission facilities on more than 2,200 buildings in its licensed areas.

     In addition to obtaining Roof Rights, the Company must secure other building access rights, including access to conduits and wiring, from the owners of each building or other structures on which it proposes to install its equipment, and may require construction, zoning, franchises or other governmental permits. There can be no assurance that the Company will obtain sufficient Roof Rights and other building access, franchises or permits to successfully carry out its business objectives.

WIRELESS LICENSES

     The Wireless Licenses (including the LMDS Licenses for which the Company was the highest bidder in the LMDS Auction) provide in excess of 400 MHz of bandwidth in each of the following cities:

METROPOLITAN AREA                                 MHZ
----------------------------------------------   -----
Atlanta.......................................     900
Baltimore.....................................     600
Boston........................................     500
Buffalo.......................................     800
Chicago.......................................     700
Cincinnati....................................     800
Cleveland.....................................     500
Dallas........................................     800
Denver........................................     700
Detroit.......................................     500
Fort Worth....................................     900
Ft. Lauderdale................................   1,000
Greensboro....................................   1,350
Houston.......................................     900
Indianapolis..................................     500
Kansas City...................................     600
Las Vegas.....................................     500
Long Island, New York.........................     500
Los Angeles...................................     500
Memphis.......................................     600
Miami.........................................   1,000
Milwaukee.....................................     600

METROPOLITAN AREA                                 MHZ
----------------------------------------------   -----
Minneapolis...................................     600
Newark........................................     600
New Orleans...................................   1,350

New York......................................     900
Norfolk.......................................   1,350
Oakland.......................................   1,650
Orlando.......................................   1,450
Philadelphia..................................     600
Phoenix.......................................     600
Pittsburgh....................................     600
Saginaw.......................................     400
St. Louis.....................................     900
Salt Lake City................................   1,250
San Diego.....................................     400
San Francisco.................................   1,650
San Jose......................................   1,250
San Juan......................................     500
Seattle.......................................     800
Spokane.......................................     900
Tacoma........................................     600
Tampa.........................................   1,000
Trenton.......................................     600
Washington, D.C...............................     500

     The Company also holds licenses for a limited amount of spectrum in frequency bands other than 38 GHz, including 6 GHz, 10 GHz, 18 GHz and 23 GHz. The Company uses these licenses to support and enhance the coverage of its existing 38 GHz spectrum.

     On February 10, 1998, the FCC granted the Company additional 38 GHz channels in Atlanta, Buffalo, Cincinnati, Dallas, Houston, Miami, New York, Seattle, St. Louis, Spokane and Tampa. On March 12, 1998, several parties filed petitions for reconsideration of these grants, other than the Seattle grant, with the FCC alleging, among other things, that these channels were granted in violation of the FCC's processing rules and the FCC's November 1997 Report and Order and Second Notice of Proposed Rulemaking (the '38 GHz Order'). WinStar intends to oppose these petitions.

     WinStar participated in the FCC's recently concluded LMDS Auction. At the close of the LMDS Auction, WinStar was the highest bidder for A-block licenses in 9 markets and B-block licenses in 6 markets. Each LMDS License covers a defined Basic Trading Area (BTA), with the A-block licenses consisting of 1,150 MHz of spectrum and the B-block licenses consisting of 150 MHz of spectrum. WinStar made aggregate bids for such 15 licenses of approximately $57.8 million. However, WinStar has claimed a 25% bidding credit in the LMDS Auction, making its total commitment to purchase LMDS Licenses approximately $43.4 million. Prior to the auction, WinStar made a $13 million payment which will be offset against this amount. The balance of these payments is due to the FCC when the licenses are granted, which WinStar anticipates will take place in the second quarter of 1998, although such grants are currently subject to final FCC approval.

ADVERTISING AND MARKETING OF TELECOMMUNICATIONS SERVICES

     The Company markets its telecommunications services on a city-by-city basis through combinations of direct sales, alternative sales channels, television, print and other media. For example, the Company has used its first series of television commercials and print advertising in introducing its telecommunications services and creating brand awareness in Boston, Chicago, Los Angeles, New York and Washington, D.C. This mass media advertising supports the Company's core marketing efforts, which are primarily focused on its 8,000 target buildings. The Company concentrates its marketing efforts on the telecommunications decision-makers in those buildings, which are viewed as 'vertical villages' for the Company's sales force to penetrate. The Company also deploys a variety of building-based and other local marketing programs to reinforce its message in these buildings.

     The Company is targeting business customers, especially those in buildings in which the Company's Wireless Fiber capacity can be utilized most effectively. In the future, with the deployment of point-to-multipoint service, the Company also intends to market services to residences in multiple-dwelling units, such as apartment buildings.

     Consistent with its marketing strategy of emphasizing business customers, the Company has, among other things, introduced products and services readily marketable to business long distance customers, including prepaid phone card services and a broad array of toll-free services, including services which allow toll-free calls to be originated nationwide. The Company also offers business customers several flexible billing services.

     The Company markets its Carrier Services: (i) by performing field demonstrations and testing of Wireless Fiber services; (ii) by providing potential customers with Wireless Fiber services at reduced rates, in order to educate such customers about the efficacy and reliability of such services;
(iii) by appearing at trade shows and advertising in trade publications; (iv) through national sales agents and direct sales; and (v) directly to existing and potential customers of the Company's other telecommunications services.

COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY

     The local telecommunications market is intensely competitive and currently is dominated by the ILECs. The Company has been marketing local access and other Carrier Services since December 1994 and local exchange services as a CLEC since April 1996, and, accordingly, the Company has not obtained significant market share in any of the areas where it offers such services, nor does it expect to do so given the size of the local telecommunications services market, the intense competition and the diversity of customer requirements. tn each area covered by the Wireless Licenses, the services offered by the Company compete with those offered by the ILECs which currently dominate the provision of local services in their markets. The ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services with revenues from a variety of business services (to the extent lawful) and benefit from existing state and federal regulations that currently favor the ILECs over the

Company in certain respects. While legislative and regulatory changes have provided increased business opportunities for competitive telecommunications providers such as the Company, these same decisions have given the ILECs increased flexibility in their pricing of services. This may allow the ILECs to offer special discounts to the Company's and other CLECs' customers and potential customers. Further, as competition increases in the local telecommunications market, the Company expects general pricing competition and pressures to increase significantly. As ILEC prices decrease, other telecommunications providers will be forced by market conditions to charge less for their services in order to compete.

     In addition to competition from the ILECs, the Company also faces competition from a growing number of new market entrants, such as other CAPs and CLECs, competitors offering wireless telecommunications services, including leading telecommunications companies, such as AT&T Wireless, and other wireless entities that hold or have applied for 38 GHz licenses or which may acquire such licenses or other wireless licenses from others or the FCC. There is at least one other CLEC in each metropolitan area covered by the Company's Wireless Licenses, including, in many such areas, companies such as MCI, WorldCom, Teleport Communications ('Teleport') and Time Warner. Many of these entities (and the ILECs) already have existing infrastructure which allows them to provide local telecommunications services at potentially lower marginal costs than the Company currently can attain and which could allow them to exert significant pricing pressure in the markets where the Company provides, or seeks to provide, telecommunications services. In addition, many CAPs and CLECs have acquired or plan to acquire switches so that they can offer a broad range of local telecommunications services.

     The Company currently also faces competition from other entities which offer, or are licensed to offer, 38 GHz services, such as AT&T (through its own licenses and its pending ownership of Teleport) and Advanced Radio Telecommunications, Inc. The Company also faces competition in certain aspects of its existing and proposed businesses from a number of competitors providing wireless services in other portions of the radio spectrum, such as CellularVision USA, a provider of wireless television services and wireless Internet access, which may in the future provide other local telecommunications services, and Teligent, Inc., a provider of wireless services utilizing spectrum in the 24 GHz band. In many instances, these service providers hold 38 GHz licenses or licenses for other frequencies (such as 2, 18, 24, 28, 31 and 47
GHz) in geographic areas which encompass or overlap the Company's market areas. Additionally, some of these entities may have greater spectrum resources or enjoy the substantial backing of, or include among their stockholders, major telecommunications entities. Due to the relative ease and speed of deployment of 38 GHz and some other wireless-based technologies, the Company could face significant price competition from these and other wireless-based service providers.

     The FCC recently completed the LMDS Auction. The LMDS Licenses allow for the provision of high capacity, wide-area fixed wireless point-to-multipoint systems. The Company participated in the auction and had the highest bid for the

A-Block (aggregate 1150 MHz of bandwidth) LMDS License for nine markets and the B-Block (aggregate 150 MHz of bandwidth) LMDS License for six markets, although there can be no assurance that the Company will receive such licenses until such time as the entire auction process and the bids made therein are reviewed and approved by the FCC. Numerous other entities participated in the auction and had highest bids for LMDS Licenses covering other major metropolitan areas, including entities that had the highest bid for a large number of metropolitan areas. It is likely that one or more of the participants in this auction, or subsequent purchasers of LMDS Licenses from such participants, will use this spectrum to provide telecommunications services in competition with the Company.

     The FCC has adopted rules to auction geographical area-wide licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 38 GHz band, although many 38 GHz licenses already have been issued nationwide. The FCC has indicated that the 38 GHz auction is expected to occur later in 1998. MMDS, also known as 'wireless cable,' also currently competes for metropolitan wireless broadband services. Although wireless cable licenses currently are used primarily for the distribution of video programming and have only a limited capability to provide two-way communications needed for wireless broadband telecommunications services, there can be no assurance that this will continue to be the case. The FCC has initiated a proceeding to determine whether to provide wireless cable operators with greater technical flexibility to offer two-way services. CMRS providers may also offer fixed services over their licensed frequencies. Finally, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data rate transmission services.

     The Company also may face competition from cable companies, electric utilities, ILECs operating outside their current local service areas, long distance carriers and other entities in the provision of local telecommunications services. The great majority of these entities provide transmission services primarily over fiber-optic, copper-based and/or microwave networks, which, unlike the Company's Wireless Fiber services, enjoy proven market acceptance for the carriage of telecommunications traffic. Moreover, the consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, which are expected to accelerate, could give rise to significant new or stronger competitors to the Company. There can be no assurance that the Company will be able to compete effectively in its markets.

     The Company's data services also face significant competition from other telecommunications providers, including the ILECs, IXCs and other major providers, and Internet service providers, dedicated network transmission service providers, and frame relay providers, as well as from cable television operators deploying cable modems, which provide high-speed data capability over installed coaxial cable television networks. Further, Internet access services based on existing technologies such as ISDN and, in the future, on such technologies as ADSL and HDSL, will likely provide additional sources of competition to the Company's data transmission services.

     The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high (and increasing) average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes with major carriers such as AT&T, MCI, WorldCom, LCI and Sprint, as well as other national and regional long distance carriers and resellers, many of whom own substantially all of their own facilities and are able to provide services at costs lower than the Company's current costs since the Company generally leases its access facilities. The Company believes that the RBOCs also will become significant competitors in the long distance telecommunications industry for certain types of services once they are permitted to enter this market and that Internet service providers also will compete in this market.

     The Company believes that the principal competitive factors affecting its market share are pricing, customer service, reliability, accurate billing, clear pricing policies and variety of services. The ability of the Company to compete effectively will depend upon its ability to continue to provide a broad range of telecommunications services and to maintain high-quality, market-driven services at prices generally perceived to be equal to or below those charged by its competitors. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company. In addition, ILECs have been obtaining additional pricing flexibility. This may enable ILECs to grant volume discounts to larger long distance companies, as well as to individual customers, which also would put the Company's long distance business at a disadvantage in competing with larger providers.

GOVERNMENT REGULATION OF TELECOMMUNICATIONS OPERATIONS

     The Company's telecommunications services and those of its competitors are subject to regulation by various authorities, including federal, state and local governments. The nature and extent of such regulations effect the scope of the Company's services, their profitability and the degree to which other entities can successfully offer services in competition with the Company. Generally, the FCC exercises jurisdiction over all telecommunications service providers to the extent such services involve the provision of jurisdictionally interstate or international telecommunications, including the resale of long distance services, the provision of local access services necessary to connect callers to long distance carriers providing interstate services, and the use of electromagnetic spectrum (i.e., wireless services). The Company's Wireless Licenses were granted by the FCC and many of the Company's services are subject to the FCC's continuing oversight and jurisdiction. With the passage of the Telecommunications Act, the FCC's jurisdiction has been extended to include certain interconnection and related issues that traditionally have been considered subject primarily to state regulation (e.g., number portability). The Company has sought and obtained numerous licenses and authorizations from the FCC and is in the process of obtaining additional FCC licenses and authorizations.

     The allocation of jurisdiction between federal and state regulators over dedicated circuits that carry both interstate and intrastate traffic (including private line and special access services) poses certain jurisdictional issues. Although the FCC does not generally rule on the jurisdictional nature of a carrier's traffic, under current FCC practice, non-switched telecommunications services are considered jurisdictionally interstate (subject to FCC jurisdiction) unless more than 90% of the traffic is intrastate in nature. Currently, the Company's dedicated service offerings are primarily jurisdictionally interstate in nature. The Company believes that these services include virtually all service between a long distance carrier's POP and another POP of that long distance carrier or another long distance carrier, and between an end user and a long distance carrier's POP.

     The Company currently is not subject to price-cap or rate-of-return regulation and it may install and operate non-radio facilities for the transmission of interstate (but not international) communications without prior FCC authorization.

     The Company has filed tariffs with the FCC as required with respect to its provision of interstate service. In October 1996, the FCC ruled that non-dominant inter-exchange carriers such as the Company may no longer file tariffs with the FCC and existing tariffs were required to be withdrawn by September 22, 1997. This requirement has been stayed by court order. The Company, through state-specific subsidiaries, has received certification or other appropriate regulatory authority to provide intrastate non-switched service in 31 states and the District of Columbia and has applied for authority in a number of additional states. In addition, the Company recently consummated the Midcom Asset Acquisition. Midcom is a provider of interstate and intrastate long distance services and data transport services. The former customers of Midcom acquired by the Company are currently being provided service by the Company pursuant to the order of the bankruptcy court approving the Midcom Asset Acquisition. The Company has filed for and is in the process of obtaining regulatory approvals from appropriate state regulatory agencies.

     Some of the Company's services are classified as intrastate and therefore currently are subject to extensive state regulation. The nature of such regulation varies from state to state, but in some states it may be more extensive than the regulations imposed by the FCC. In all states where the Company is offering jurisdictionally intrastate Carrier Services or CLEC services, the Company (through its state-specific operating subsidiaries) is certified or otherwise operating with appropriate state authorization. The Company provides intrastate long distance service pursuant to certification, registration or (where appropriate) on a deregulated basis in more than 40 states. The Company expects that as its business and product lines expand and as more pro-competitive regulation of the local telecommunications industry is implemented, it will offer additional intrastate services. The Company is seeking to expand the scope of its intrastate services in various jurisdictions, a process which depends upon regulatory action and, in some cases, legislative action in the individual states. Interstate and intrastate regulatory requirements are changing rapidly and will continue to change. The inability to obtain state approvals to expand the Company's services, or the modification of existing state approvals to offer services, could have a material adverse effect on the Company.

     Although the Company believes that it is in substantial compliance with all material laws, rules and regulations governing its operations and has obtained, or is in the process of obtaining, all licenses and approvals necessary and appropriate to conduct its operations, changes in existing laws and regulations, including those relating to the provision of wireless local telecommunications services via 38 GHz and/or the future granting of 38 GHz licenses, or any failure or significant delay in obtaining necessary regulatory approvals, could have a material adverse effect on the Company. On December 15, 1995, the FCC announced the issuance of a Notice of Proposed Rulemaking ('NPRM'), pursuant to which it proposed to amend its current rules relating to 38 GHz and ordered that those applications that were subject to mutual exclusivity with other applicants or that were placed on public notice by the FCC after September 13, 1995 would be held in abeyance and not processed by the FCC pending the outcome of the proceeding initiated by the NPRM.

     In January 1997, the FCC released a Memorandum and Order ('MO') addressing some application processing matters raised by the NPRM. In the MO, the FCC decided to process certain amendments filed between November 13, 1995 and December 15, 1995. Other amendments filed on or after November 13, 1995 remain subject to the freeze. Applications that were amended to resolve mutual exclusivity by December 15, 1995 would be processed, provided they had completed their 60 day public notice period as of November 13, 1995. Amendments to reduce existing license areas or delete frequency blocks on licenses would be permitted.

     In November 1997, the FCC issued the 38 GHz Order in the proceeding which addressed service rules and a procedure for auctioning unlicensed 38 GHz spectrum. The FCC adopted many of the major positions advocated by WinStar in the NPRM, including: (i) flexible use of licenses, including multi-point and mobile operations (subject to the development of inter-licensee and inter-services standards); (ii) no quantitative restrictions on the accumulation of 38 GHz spectrum; (iii) rejection of commercial satellite industry positions that 39.5 to 40.0 GHz should be solely designated for satellite operation and that 38 GHz service rules should be delayed; (iv) rejection of equipment efficiencies standards; (v) permit licensees to utilize their licenses as the market dictates and engage in geographic partitioning and spectrum disaggregation under certain circumstances; (vi) limited buildout requirements based on substantial service; (vii) process pending unencumbered applications;
(viii) institute border interference standards; (ix) permit use of spectrum for both common carrier and private carriage operations; and (x) auction of unlicensed areas of the 38 GHz band.

     In the 38 GHz Order, a substantial service buildout requirement was adopted which generally requires the licensee to establish, during the license renewal procedure, that the license is being utilized in the public interest. The earliest license expirations for the Company occur on February 1, 2001. Licensees are granted an expectation of renewal, but such an expectation is not guaranteed. The FCC did not mandate specific buildout criteria, but did offer an example of 'substantial service' for a typical point-to-point licensee of four wireless transmission links per million population within a service area.

     The FCC is currently processing all pending eligible license applications. Those with defects or which are encumbered by mutually exclusive competing applications will be dismissed. The FCC decided to dismiss all unripe applications (e.g., those applications which did not stay on Public Notice for 60 days prior to the November 13, 1995 application freeze) and all pending mutually exclusive applications. Pending petitions at the FCC seeking to protect these dismissed applications have yet to be addressed. The clear channel portions of pending multichannel applications will be processed. Mutually exclusive channels from those multichannel applications will be dismissed.

     Currently unlicensed channels will be auctioned on a Rand McNally BTA (Basic Trading Area) basis. The auction will cover 493 BTA areas. In BTAs where an incumbent's rectangular service area license exists, the auction will only be for the portion of the BTA which is not covered by an incumbent license. The exact timing of the 38 GHz auction was not specified, but the FCC has announced that it is seeking to conduct the auctions in the third quarter of 1998. In the R&O the Commission identified two future rule makings. The first will address inter- and intraservice interference standards which could have a substantial impact on the Company's services by limiting the amount of power transmitters may use or by imposing other technical constraints on the Company's systems. The second will determine the reserve price and minimum opening bid criteria for the 38 GHz auction. Because the Company has traditionally received its 38 GHz licenses without the payment of auction-based fees, the second rulemaking and the use of competitive bidding generally to license spectrum in the 38 GHz band could impact the price and availability of additional 38 GHz licenses to expand or further develop the Company's services. The Commission did not state when either of these rule makings would occur, but the latter must be concluded before the auction takes place.

     The rules set forth in the 38 GHz Order are scheduled to become effective on April 7, 1998. Petitions for reconsideration have been filed with the FCC which challenge a number of the findings set forth in the 38 GHz Order. Appeals may be filed until April 7, 1998. The changes adopted by the 38 GHz Order are expected to be the subject of numerous comments by members of the telecommunications industry, the satellite industry, various government agencies and others. Consequently, there can be no assurance that the 38 GHz Order will result in the retention of rules consistent with the rules initially proposed in the NPRM, or that any rules will be adopted. Until administrative and judicial remedies are exhausted, the actual effect of the new rules adopted in the 38 GHz Order remain uncertain. On March 9, 1998, several parties filed the Petitions alleging, among other things, that the FCC's February 10, 1998 grants to WinStar of additional channels in 11 markets were in violation of the FCC's processing rules. Such Petitions were made available to the public on March 10, 1998. At least one of these parties stated its intent to file a separate pleading on this issue. There can be no assurance that the Petitions will not result in such additional channel grants to WinStar being rescinded.

     The Telecommunications Act gives local government the authority to regulate certain aspects of the telecommunications infrastructure. Such aspects include franchises, laying of cable and management of certain rights of way and may also include the siting of certain radio facilities, such as antenna and antenna towers which, under the Telecommunications Act, must be administered in a non-discriminatory manner. The type and timing of local approvals, as well as the specific equipment or facilities requiring approval, and the applicable fees, if any, varies among the local governments. The scope of local authority under the Telecommunications Act has been the subject of a number of disputes between telecommunications carriers and local authorities and the Company anticipates that administrative proceedings and litigation relating to such disputes are likely to continue. The FCC has recently preempted, and thereby prevented enforcement of, certain state and local regulations that had the effect of inhibiting local competition. Further, certain jurisdictions including, but not limited to, the city of Dallas, have sought to impose a franchise fee requirement on carriers, including microwave carriers, that do not own or maintain facilities in the public rights-of-way, and in some cases also have attempted to predicate each carrier's right to connect to the 9-1-1 PSAP (public service administration point) on the carrier's first obtaining a franchise. Any inability or unwillingness by the FCC and/or courts of competent jurisdiction to preempt, stay, and/or enjoin such additional state and local regulations in a timely fashion could have a material adverse impact on the Company.

     In July 1996, the FCC mandated that the responsibility for administering and assigning local telephone numbers be transferred from Bellcore to a neutral entity. In August 1996, the FCC adopted regulations that address certain of these issues, but left others for decision by the states and the neutral number plan administrator.

In August 1997, the FCC designated Lockheed Martin as the neutral numbering plan administrator and the process of transferring numbering administration to this entity officially was completed in January 1998. The new FCC regulations (a) require states, in creating new area codes, to impose the same dialing procedures on ILECs for all local numbers (including both previously issued and new numbers) as on new entrants (such as the Company); and (b) prohibit ILECs from charging 'code opening' fees to competitors (such as the Company) unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In the July 1996, the FCC permitted both residential and business customers to retain their telephone numbers when switching from one local service provider to another (known as 'number portability'). Interim number portability, using remote call forwarding and other processes, was to be implemented immediately. 'Permanent' number portability, using a centralized data base solution, initially was to commence as of October 1, 1997. In particular, RBOCs initially were required to commence implementing permanent number portability in the 100 largest markets by October 1, 1997 and to complete such implementation by December 31, 1998. The October 1 date, however, was thereafter extended to March 1998 at the request of the industry. In smaller markets, RBOCs must implement number portability within six months of a request therefore commencing December 31, 1998. Other ILECs were required to implement number portability by October 31, 1997 in those of the largest 100 markets where the feature is required by another ILEC. Non-RBOC ILECs are not required to implement number portability in any additional markets until December 31, 1998, and then only in markets where the feature is required by another ILEC. Lockheed Martin and a second vendor initially were selected as administrators for such permanent number portability implementation in assigned regions of the country. Subsequently, the second vendor was unable to meet requisite implementation deadlines and its regions (i.e., West, Pacific, and Southeast, corresponding principally to those incumbent regions served by US West, Pacific Bell, and BellSouth, respectively) are in the process of being assumed by Lockheed Martin. In response, the FCC has issued an order allowing affected ILECs to request a waiver from the original implementation schedule, and several such waivers have now been filed.

     The competitive environment in which the Company operates changed significantly with the passage of the Telecommunications Act. The Telecommunications Act is intended to remove the formal barriers between the long distance and local telecommunications services markets, allowing service providers from each market (as well as providers of cable television and other services) to compete in all communications markets. Section 271 of the Telecommunications Act establishes procedures to permit RBOCs that meet certain statutory requirements, including a 14-point competitive checklist designed to open the local telecommunications market to competition, to compete in the provision of long distance services ('lnterLATA Services') across local access transport areas ('LATAs'). Additionally, the FCC must promulgate new regulations over the next several years to address mandates contained in the Telecommunications Act, which may change the regulatory environment significantly. The Telecommunications Act generally requires ILECs to provide competitors with interconnection and nondiscriminatory access to the ILEC network on more favorable terms than have been available in the past. However, such interconnection and the terms thereof are subject to negotiations with each ILEC, which may involve considerable delays and may not necessarily be obtained on terms and conditions that are acceptable to the Company. However, such interconnection and the terms thereof are subject to negotiations with each ILEC, which may involve considerable delays, and may not necessarily be obtained on terms and conditions that are acceptable to the Company. In such instances, although the Company may petition the proper regulatory agency to arbitrate disputed issues, there can be no assurance that the Company will be able to obtain acceptable interconnection agreements.

     As required by the Telecommunications Act, the FCC, in August 1996, adopted new rules implementing the interconnection and resale provisions of the Telecommunications Act (the 'Interconnection Order'). These rules constitute a pro-competitive, deregulatory national policy framework designed to remove or minimize the regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. Although setting minimum uniform national rules, the Interconnection Order also relied heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets. Among other things, the Interconnection Order: established rules requiring incumbent ILECs to interconnect with new entrants such as the Company at specified network points; required incumbent ILECs to provide carriers nondiscriminatory access to network elements on an unbundled basis at rates that are just, reasonable and nondiscriminatory; established rules requiring incumbent ILECs to allow interconnection via physical and virtual co-location; required the states to set prices for interconnection, unbundled elements, and termination of local calls that are nondiscriminatory and cost-based; required incumbent ILECs to offer for resale any telecommunications service that the carrier provides at retail to end users at prices to be established by the states but which generally are at retail prices minus reasonably avoided costs; and required ILECs and utilities to provide new entrants with nondiscriminatory access to poles, ducts, conduit and rights-of-way owned or controlled by ILECs or utilities. Exemptions to some of these rules are available to ILECs which qualify as rural ILECs under the Telecommunications Act. The Interconnection Order also required that: ILECs provide new entrants with nondiscriminatory access to directory assistance services, directory listings, telephone numbers, and operator services; and ILECs comply with certain network disclosure rules designed to ensure the interoperability of multiple local switched networks. There can be no prediction as to the manner in which the Interconnection Order will be implemented or enforced or as to what effect such implementation or enforcement will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically. In July 1997, the United States Court of Appeals for the Eighth Circuit invalidated certain provisions of the Interconnection Order, including those provisions in which the FCC asserted jurisdiction over the pricing of interconnection elements and the 'pick-and-choose' provisions for carriers to adopt select provisions of other carriers interconnection agreements. As has been the case since the Interconnection Order was stayed by the Court of Appeals in October 1996, many states continue to set the prices for interconnection, resale and unbundled network elements in a similar manner to that proposed by the FCC in the Interconnection Order. In August and October 1997, the Eighth Circuit issued additional decisions invalidating portions of the FCC's interconnection orders, including those pertaining to dialing parity requirements and bundling of network elements. The FCC has appealed the Eighth Circuit's rulings to the United States Supreme Court, which has agreed to hear such appeal in the Fall of 1998.

     On January 22, 1998, the Eighth Circuit ruled that the FCC cannot apply its local competition pricing rules in reviewing applications of the RBOCs for authorization under Section 271 to provide InterLATA Services in one of their in-region states. If upheld, this decision could make it somewhat easier for the RBOCs to enter the market for in-region long distance services. Although the Company believes that the final outcome of the Eighth Circuit cases, including any further proceedings or a Supreme Court appeal, will not materially adversely affect its operations, there can be no assurance of this.

     On December 31, 1997, a United States District Court judge in Texas held unconstitutional certain sections of the Telecommunications Act, including
Section 271. The District Court has granted the request of the FCC and certain IXCs for a stay, and the Company expects that the FCC and certain IXCs will file appeals of the decision with the United States Court of Appeals for the Fifth Circuit. Although there can be no assurance as to the outcome of this litigation, the Company believes that significant parts of the District Court decision may be reversed or vacated on appeal. If Section 271 is struck down, RBOC entry into the in-region inter-LATA market would likely be expedited. No RBOC has yet received in-region inter-LATA authority.

     Pursuant to the Telecommunications Act, the FCC recently issued orders reforming ILEC access charge mechanisms and establishing new support mechanisms for the provision of universal service. Under the access reform orders, the FCC took steps to make the rate structure in interstate access more efficient and to move access charges (i.e., the transmission of long distance calls from the caller's location to the long distance provider's POP, and from the terminating POP to the recipient of the call) closer to the actual cost of providing such services. As a result, incumbent ILECs that are subject to price cap regulation (e.g., the RBOCs, GTE and Sprint) are required under the order to reduce the interstate rates they charge IXCs for switched local access. For CAPs, such as the Company's Carrier Services operations, which provide local access at rates that are discounted from the rates charged by the incumbent ILECs, access charge reform may have both positive and negative effects (e.g., CAPs might be forced to reduce the rates they charge long distance providers, resulting in lower gross margins (which, in the case of the Company currently are negative); but the more rational cost structure may give CAPs additional opportunities to provide access services to small and mid-sized interexchange carriers). In addition, under the FCC's universal service order, all interstate telecommunications service providers are required to pay for universal service support based on percentages of their end-user revenues to be established quarterly by the FCC. If the Company's operating subsidiaries provide subsidized services, they are eligible to receive universal service support provided they meet certain statutory requirements. The FCC's access charge and universal service orders have been appealed.

     The Company is unable to predict what effect the Telecommunications Act (including any changes thereto, interpretations thereof and orders issued thereunder) will have on the telecommunications industry in general and on the Company in particular. No assurance can be given that any regulation will broaden the opportunities available to the Company or will not have a material adverse effect on the Company and its operations. Further, there can be no assurance that the Company will be able to comply with additional applicable laws, regulations and licensing requirements or have sufficient resources to take advantage of the opportunities which may arise from this dynamic regulatory environment.

     Pursuant to an international agreement to which the United States is a signatory, the 38.6 to 40.0 GHz band is allocated on a co-primary basis to the Fixed Satellite Services ('FSS') and the 39.5 to 40.5 GHz band is allocated on a co-primary basis to the Mobile Satellite Services. The FCC has not proposed rules to implement the agreement provisions, although comments and a petition for rulemaking have been filed with the FCC by Motorola requesting that such rules be considered and, in particular, that power flux density limits be adopted. In response, on May 21, 1996, the FCC placed on public notice for comment the petition to allocate the 37.5 to 38.6 GHz bands to the FSS and to establish Technical Rules for the 37.5 to 38.6 GHz band. In addition, Motorola requested the FCC to adopt the power flux density limitations of the ITU Radio Regulations for the 37.5 to 40.5 GHz band in order to allow FSS systems and terrestrial microwave operators to co-exist on a co-primary basis. In September 1996, Motorola filed an application at the FCC to offer fixed satellite services using a portion of the radio spectrum that includes the 38.6-40.0 GHz band where the Company holds its Wireless Licenses. On July 14, 1997, Hughes Communications, Inc. filed an application at the FCC to offer fixed satellite services using a portion of the radio spectrum that includes 39.5 to 40.0 GHz. On July 22, 1997, the FCC issued a Public Notice inviting new applicants to construct, launch and operate U.S. licensed space stations to provide satellite services in the 40 GHz band. In response, a number of additional companies have filed applications with the FCC seeking to utilize some or all of the 38 GHz band on a shared basis with terrestrial users including TRW, Inc., Lockheed Martin Corporation, GE American Communications and PanAmSat Corporation. If the FCC were to allow transmissions from space to earth as proposed by such applicants, such transmissions could possibly adversely affect the Company's existing or future operations by creating interference or causing the FCC to institute power and other limitations upon the Company's transmissions. If adopted as proposed, a number of these applications would likely require changes in the FCC's rules, although it would likely be a number of years before such satellite systems could be launched. The extent of the adverse impact upon the Company's operations if such applications were to be granted in their current form is unknown, but there can be no assurance that the Company's operations would not be adversely effected. Although the majority of these applications have not yet been placed on public notice for comment and no final order has been issued in connection with these applications, the FCC issued an NPRM in a band plan proceeding proposing that the 38.6 to 40.0 GHz band be designated for fixed terrestrial wireless services. In the 38 GHz Order, the FCC declined to change this service designation. However, this designation could change in the future.

     As described in the 38 GHz Order, the FCC's policy is to align the expiration dates of all outstanding 38 GHz licenses such that they mature concurrently on February 1, 2001 and, upon expiration, to renew all such licenses for ten years if the FCC's 'substantial service' buildout requirements are met at renewal. While the Company believes that all of its Wireless Licenses will be renewed based upon FCC custom and practice establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that any Wireless License will be renewed upon expiration of its initial term. The failure of the Company to meet the buildout requirement and obtain a renewal of its Wireless Licenses would have a material adverse effect on the Company.

     State regulatory commissions retain nonexclusive jurisdiction over the provision of telecommunications services to the extent such services involve the provision of jurisdictionally intrastate telecommunications. The Company has authorizations to provide services from numerous states and may need to seek additional state authorizations in the future. Municipalities also may regulate limited aspects of the Company's business by, for example, imposing zoning requirements, permit or right-of-way procedures, and certain taxes or franchise fees.


     Under the Telecommunications Act, the FCC may, if it finds that the public interest will be served, deny or revoke a common carrier radio license if more than 25% of the capital stock of the entity that directly or indirectly controls the applicant or licensee is owned of record or voted by non-U.S. citizens, foreign governments or their representatives, or non-U.S. corporations. The Telecommunications Act also prohibits a licensee from holding a common carrier radio license if more than 20% of the capital stock of the licensee is owned of record or voted by non-U.S. citizens, foreign governments or their representatives, or non-U.S. corporations. As a result of U.S. commitments to the World Trade Organization ('WTO') Basic Telecommunications Agreement, the FCC adopted, on November 25, 1997, a Report and Order and Order on Reconsideration in which the FCC adopted a liberalized entry policy for carriers from WTO member countries to access the U.S. telecommunications market. The FCC extended this new policy to foreign ownership of common carrier radio licenses, and adopted a rebuttable presumption that greater than 25% ownership by an entity from a WTO member country of a corporation indirectly or directly controlling a common carrier radio licensee is in the public interest. The 20% capital stock restriction on direct investment by all non-US entities in common carrier radio licensees remains in effect. With respect to investors from non-WTO member countries, the FCC will continue to apply an 'effective competitive opportunities' test in the exercise of its statutory discretion to permit foreign ownership of more than 25% of a corporation controlling a common carrier radio licensee. In applying the 'effective competitive opportunities' test, the FCC generally will consider the ability of U.S. telecommunications carriers to provide services in the home market of the non-WTO Member country at issue. The new policies and rules in the Report and Order and Order on Reconsideration took effect on February 9, 1998.

     Additionally, providers of telecommunication services are coming under intensified regulatory scrutiny for marketing activities by them or their agents that result in alleged unauthorized switching of customers from one service provider to another. The FCC and a number of state authorities are seeking to introduce more stringent regulations or take other actions to curtail the intentional or erroneous switching of customers, which could include, among other things, the imposition of fines, penalties and possible operating restrictions on entities which engage or have engaged in unauthorized switching activities. In addition, pursuant to the Telecommunications Act, the FCC has proposed regulations imposing procedures for verifying the switching of customers and additional remedies on behalf of carriers for unauthorized switching of their customers. The effect, if any, of the adoption of any such proposed regulations or other actions on the telecommunications industry and the manner of doing business therein, cannot be anticipated. Other statutes and regulations which are or may become applicable to the Company as it expands could require the Company to alter methods of operations, at costs which could be substantial, or otherwise limit the types of services offered by the Company. See '--Legal Proceedings.'

     The Communications Decency Act (the 'Decency Act'), which was passed as part of the Telecommunications Act, imposed criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. As enacted, the Decency Act imposed fines on any entity that: (i) by means of a telecommunications device, knowingly sends indecent or obscene material to a minor; (ii) by means of an interactive computer service, sends or displays indecent material to a minor; or (iii) permits any telecommunications facility under such entity's control to be used for the foregoing purposes. That provision, as applied to indecent material, was declared unconstitutional in June 1997 by the United States Supreme Court. While the Clinton Administration has announced that it will not seek passage of similar legislation to replace this provision, action by Congress in this area remains possible. Prior to the enactment of the Decency Act, a federal district court held than an ISP could be found liable for defamation on the grounds that it exercised active editorial control over postings to its service. The Decency Act contains a provision which, one court has held, shields ISPs from such liability for material posted to the Internet by their subscribers or other third parties.

NEW MEDIA BUSINESS

     WinStar believes that the ability to package information, entertainment and other content and services with telecommunications services will become an increasingly important factor in the business customer's decision to select or retain a telecommunications provider. The Company actively seeks opportunities to acquire the rights or means to market and distribute information and entertainment content and services both in traditional markets (such as television, video, cable and radio) and through new media channels such as Internet sales and services. The Company believes that such content services will enhance the marketability of the Company's telecommunications services.

     The Company's media and information services and entertainment content operations are conducted through its wholly-owned subsidiary, WinStar New Media Company, Inc. ('WinStar New Media'), and WinStar New Media's subsidiaries, and are organized into three operating units: WinStar for Business; WinStar TV and Video; and WinStar Networks.

     WinStar for Business(Trademark) provides business information to businesses through WinStar Telebase Inc. ('WinStar Telebase'), an on-line business information service. WinStar Telebase designs, manages and markets on-line information services culled from more than 1,000 databases and leading electronic information services, including Dialogue, Dun & Bradstreet and TRW. WinStar Telebase's services provide 'pay-as-you go' access to business, research and specialized information both directly and indirectly through more than 25 private label distributors such as CompuServe (now owned by AOL), Prodigy and AOL. These services allow users to search over 1,000 on-line resources, including specialized and technical publications, news and financial sources in order to access a variety of material such as credit, medical, patent and trademark information. WinStar Telebase recently launched the WinStar Business Info Center(Trademark), a private-label on demand business information service customized for WinStar's customers and being offered through WinStar's telecommunications sales force.

     WinStar TV and Video produces and distributes non-fiction and entertainment programming. Historical documentaries produced by WinStar New Media include The Great Ships and Gunfighters of the Old West, for exhibition on the cable television outlets The History Channel and The Learning Channel, respectively. This unit also distributes television and film products to broadcast, satellite and cable channels on a worldwide basis, drawing from a library of approximately 1,500 hours of documentary, light entertainment and special interest titles. The unit's U.S. video division focuses on the distribution of classic foreign and art films under its Fox/Lorber label, such as Umbrellas of Cherbourg and Z, and releases special interest video titles under its WinStar Home Entertainment label, such as Leslie Nielsen's Stupid Little Golf Video. In addition, WinStar Broadcasting Corp., a wholly-owned subsidiary of WinStar New Media, has broadcast license applications pending with the FCC in a number of television markets.

     WinStar Networks owns and operates SportsFan Radio ('SportsFan'), which provides live sports talk and information to approximately 350 radio stations across the United States, up to 24 hours a day, seven days a week, featuring on-air personalities such as John Madden, James Brown, Pat O'Brien and Keith Olbermann. SportsFan also has a developing on-line presence on the World Wide Web and AOL (AOL Keyword: SportsFan). In addition, WinStar Networks sells both advertising time for third-party syndicated radio program suppliers and advertising for content-driven interactive media sites.

     The industry in which the Company's new media operation competes consists of a very large number of entities producing, owning or controlling news, sports, entertainment, business and educational and informational content and services, including telecommunications companies, television broadcast companies, sports franchises, film and television studios, record companies, newspaper and magazine publishing companies, universities and on-line computer services and networks. Competition is intense for timely and highly marketable or usable information and entertainment content. Almost all of the entities with which the Company's new media operation competes have significantly greater presence in the various media markets and greater resources than the Company, including existing content libraries, financial resources, personnel and existing distribution channels. There can be no assurance that the Company will be able to successfully compete in the emerging new media industry.

OTHER BUSINESS

     The Company has historically generated a significant portion of its revenues from the resale of long distance services to residential customers. As part of its CLEC service offerings, the Company is focusing on the sale of long distance services to businesses and is not currently marketing such services to residential customers on an active basis. In connection with the Midcom Asset Acquisition, the Company also acquired a cellular services reseller which provides services in the northwest United States and a minority interest in a provider of telecommunication services in the Russian Far East.

     Prior to the Company's entry into the telecommunications industry, it marketed and distributed consumer products, including personal care and bath and beauty products, through Global Products, a nonstrategic subsidiary. That subsidiary continues to sell such products, primarily to large retailers, mass merchandisers, discount stores, department stores, national and regional drug store chains and other regional retail chains. The Company expects to divest itself of this subsidiary during the next 12 months, and the operations of Global Products are reflected in the Company's financial statements as discontinued operations.

EMPLOYEES

     As of March 20, 1998, the Company had approximately 2,100 employees. The Company is not a party to any collective bargaining agreements and has never experienced a strike or work stoppage. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located at 230 Park Avenue, New York, New York 10169. These headquarters are situated in approximately 18,000 square feet of space which are leased by the Company. The Company has leases for additional office space of approximately 6,000 square feet and 11,500 square feet, each at 230 Park Avenue. Each of the above-described leases expires in November 2006. The Company maintains leases on other properties used in the operations of its subsidiaries, including leases for its CLEC operations facilities in Tysons Corner and Vienna, Virginia. The Company believes that its insurance coverage on its properties is adequate and that the Company, and each of its subsidiaries, as the case may be, is in compliance with the related leases.

ITEM 3. LEGAL PROCEEDINGS

     WinStar Gateway Network, Inc., the Company's residential long distance subsidiary ('WinStar Gateway') occasionally receives inquiries from state authorities and the FCC with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. In December 1996, the FCC and WinStar Gateway entered into a consent decree which terminated an inquiry by the FCC into any alleged violations of unauthorized carrier conversions through the use of contest programs by some of WinStar Gateway's agents. The FCC cited WinStar Gateway's efforts in identifying the problems caused by these agents and its proactive response in implementing remedial actions on its own as significant factors leading to the consent decree in lieu of initiating a formal investigation. The Company entered into assurances of voluntary compliance with the attorneys general of a number of states and has also initiated negotiations with other state authorities to resolve any claims by such authorities arising from the contest programs. The Company does not believe that resolution of these issues will have a material adverse effect on the Company, its financial condition or its results of operations.


     In June 1996 the Company, as plaintiff, commenced an action for declaratory judgment against Nelson Thibodeaux, a former officer of WinStar Gateway, in the Federal District Court for the Southern District of New York, seeking a declaration that the Company has no obligation to Mr. Thibodeaux under stock option agreements granted to him during his employment with WinStar Gateway. This action was commenced in response to claims made by Mr. Thibodeaux that he is entitled to a significant number of additional options (or the cash value thereof) pursuant to the antidilution provisions of such agreements. The Company strongly believes that no events have taken place which would have triggered such antidilution provisions. Additionally, the Company seeks monetary damages arising from an alleged breach by Mr. Thibodeaux of the non-competition and related provisions contained in his employment agreement with the Company. Mr. Thibodeaux has answered the Company's complaint, denying all of the Company's assertions and asserting counterclaims seeking damages against the Company, Mr. Rouhana and Fredric E. von Stange, who is a former director and Chief Financial Officer of the Company, all of whom deny any liability to Mr. Thibodeaux. The Company intends to diligently proceed with this action which is currently in the discovery phase.

     In January 1998, a stockholder suit, purported to be a class action, was commenced against the Company, its directors (and certain former directors) and one non-director officer in the Delaware Chancery Court seeking, among other things, to invalidate certain portions of the Company's Stockholder Rights Plan, adopted in July 1997 (the 'Rights Plan'), and to recover unspecified damages and attorneys' fees. The complaint alleges that certain provisions of the Rights Plan, particularly the so-called 'Continuing Directors' provision, are not permitted under the Delaware General Corporate Law and the Company's Certificate of Incorporation. The Company believes that these allegations are without merit and that the Rights Plan was properly adopted and is valid in its entirety. The Company is reviewing its available alternatives with regard to responding to this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock has been quoted on the Nasdaq National Market since June 1994 under the symbol 'WCII.'

     The following table sets forth, for the fiscal periods indicated, the high and low last sale prices of the Common Stock as reported on the Nasdaq National Market. The quotes represent 'inter-dealer' prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

PERIOD ENDING                                                                                 HIGH         LOW
-------------------------------------------------------------------------------------------   ----         ---
March 31, 1996.............................................................................   $18 1/2    $13  3/8
June 30, 1996..............................................................................    32 1/4     16
September 30, 1996.........................................................................    29         15 3/4
December 31, 1996..........................................................................    23 7/8     16 1/2
March 31, 1997.............................................................................    20 1/4     11 5/8
June 30, 1997..............................................................................    14 5/8     10 1/8
September 30, 1997.........................................................................    19 3/16    14 1/4
December 31, 1997..........................................................................    29 1/4     21 1/4
January 1, 1998 through March 27, 1998.....................................................    46 3/8     24 5/8

     The last sale price of the Common Stock on March 27, 1998 was $44.75 per share. As of that date the Company had approximately 37,217,000 shares of Common Stock outstanding held by more than 1,000 beneficial holders.

     The following securities were issued by the Company in unregistered transactions in the fourth quarter of 1997:

                                                                                             TERMS OF
SECURITIES SOLD                                                         EXEMPTION         CONVERSION OR
(DATE SOLD)                 PURCHASERS           CONSIDERATION           CLAIMED             EXERCISE            USE OF PROCEEDS
----------------------    ---------------    ----------------------    ------------    --------------------    --------------------
175,000 shares of         Certain            $175 million, less        Rule 144(A)     Not applicable          The proceeds of
Series C Preferred        Institutions       certain discounts                                                 this issuance
Stock                                        and expenses                                                      was/will be used
                                                                                                               for the MidCom
                                                                                                               Acquisition Growth
                                                                                                               of the Company's
                                                                                                               business and working
                                                                                                               capital.

251,547 shares of         Various            Shares issued as          4(2)            Not applicable          The Company did not
Common Stock              individuals        consideration in                                                  receive cash proceeds
(Various dates            and entities       various acquisitions                                              for these shares.
from 10/1/97-12/31/97)


ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below has been derived from the Company's audited Consolidated Financial Statements. The data has been presented to reflect the operations of WinStar Global Products, Inc. ('Global Products'), the Company's merchandising subsidiary, as a discontinued operation.

                                                                     TEN MONTHS
                                                 YEAR ENDED            ENDED             YEAR ENDED
                                                FEBRUARY 28,        DECEMBER 31,        DECEMBER 31,
                                             -------------------    ------------    ---------------------
                                              1994        1995          1995          1996        1997
                                             -------    --------    ------------    --------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net sales:
     Telecommunications...................   $ 8,505    $ 14,909      $ 13,137      $ 33,969    $  38,277
     Information services.................        --         473         2,648        14,650       41,354
     Other................................     1,278          --            --            --           --
                                             -------    --------    ------------    --------    ---------
       Total net sales....................     9,783      15,382        15,785        48,619       79,631
                                             -------    --------    ------------    --------    ---------
                                             -------    --------    ------------    --------    ---------
  Operating income (loss):
     Telecommunications...................      (660)     (4,984)       (7,288)      (43,698)    (153,139)
     Information services.................        --        (157)          217        (1,409)      (4,092)
     Other................................      (272)         --            --            --           --
     General corporate....................    (1,342)       (944)       (3,861)      (11,373)     (30,815)
                                             -------    --------    ------------    --------    ---------
       Total operating loss...............    (2,274)     (6,085)      (10,932)      (56,480)    (188,046)
Interest expense..........................      (724)       (375)       (7,186)      (36,748)     (77,257)
Interest income...........................       109         343         2,890        10,515       17,577
Other (expenses) income, net (a)..........    (5,316)     (1,109)         (866)           --        4,719
                                             -------    --------    ------------    --------    ---------
Loss from continuing operations...........    (8,205)     (7,226)      (16,094)      (82,713)    (243,007)
(Loss) income from discontinued
  operations..............................        10          (4)          237        (1,010)      (6,477)
                                             -------    --------    ------------    --------    ---------
Net loss..................................    (8,195)     (7,230)      (15,857)      (83,723)    (249,484)
Preferred stock dividends.................        --          --            --            --       (5,879)
                                             -------    --------    ------------    --------    ---------
Net loss applicable to common stock.......   $(8,195)   $ (7,230)     $(15,857)     $(83,723)   $(255,363)
                                             -------    --------    ------------    --------    ---------
                                             -------    --------    ------------    --------    ---------
Basic and diluted loss per share:
  Loss per common share from continuing
     operations...........................   $ (1.06)   $  (0.42)     $  (0.71)     $  (2.96)   $   (7.49)
  (Loss) income per common share from
     discontinued operations..............        --          --          0.01         (0.04)       (0.19)
                                             -------    --------    ------------    --------    ---------
Net loss per common share outstanding.....   $ (1.06)   $  (0.42)     $  (0.70)     $  (3.00)   $   (7.68)
                                             -------    --------    ------------    --------    ---------
                                             -------    --------    ------------    --------    ---------
Weighted average common shares
  outstanding.............................     7,719      17,122        22,770        27,911       33,249

                                                        FEBRUARY 28,                    DECEMBER 31,
                                                   ----------------------    -----------------------------------
                                                     1994         1995         1995         1996         1997
                                                   ---------    ---------    ---------    ---------    ---------
                                                                                 (IN THOUSANDS)

Balance Sheet Data:
  Cash, cash equivalents and short-term
     investments................................   $     646    $   2,895    $ 211,602    $ 122,487    $ 419,262
  Property and equipment, net...................   $     951    $   2,190    $  15,063    $  65,572    $ 284,835
       Total assets.............................   $  12,713    $  25,338    $ 278,226    $ 278,789    $ 976,401
Current portion of long-term debt and capital
  lease obligations.............................   $   1,790    $     285    $   5,275    $  23,011    $   7,234
Long-term debt and capital lease obligations,
  less current portion..........................   $   3,084    $   2,389    $ 240,428    $ 276,007    $ 790,292
Exchangeable Redeemable Preferred Stock ........   $      --    $      --    $      --    $      --    $ 175,553
Common and preferred stock and additional
  paid-in capital(b)............................   $  22,665    $  43,518    $ 104,823    $  75,726    $ 256,126
Stockholders' equity (deficit)..................   $   3,547    $  17,206    $  21,752    $ (49,671)   $(118,392)

                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------

(a) For the year ended February 28, 1994, principally represents non-cash expense of $5.3 million, consisting of the difference between the exercise prices of certain options granted in connection with the Company's initial public offering in April 1991 and the market value of the underlying shares of Common Stock on the date such options became exercisable. The year ended December 31, 1997 includes a deferred income tax benefit of $2.5 million.

(b) The Company did not declare or pay any dividends on its Common Stock during the periods covered hereby.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     The Company operates the following lines of business: (i) CLEC Services, including local and long distance voice and data telecommunications services to business customers, (ii) Carrier Services, including wireless broadband local access and dedicated network services to other telecommunications providers, and
(iii) Information Services, including the provision of information products and services to the Company's telecommunications customers as well as the creation and distribution of information and entertainment products and services through a variety of traditional and new media outlets such as radio, television and the Internet. Residential Long Distance includes the resale of long distance services to residential customers. As part of its CLEC service offerings, however, the Company is focusing on the sale of long distance services to businesses and no longer markets Residential Long Distance services.

REVENUES


     Revenues generated by the Company's telecommunications businesses represent an increasing percentage of the Company's consolidated revenues as the Company expands its full range of voice and data telecommunications services into new markets. Factors driving the mix of revenues are as follows:

  CLEC Services

     Revenues from local and long distance products are driven primarily by the number of customer lines installed and in service. Customers generally are billed a flat monthly fee and/or a per-minute usage charge. Data services revenues generally are billed as a flat monthly charge for capacity ordered. Revenue growth depends upon the addition of new customers in existing markets, the sale of bundled services such as long distance, the expansion of markets served by the Company, and the introduction of new services, such as broadband data transmission and video conferencing services. Revenues from CLEC Services were approximately $10.2 million in the quarter ended December 31, 1997, versus $6.5 million in the quarter ended September 30, 1997, $4.0 million in the quarter ended June 30, 1997 and $2.0 million in the quarter ended March 31, 1997. The Company expects its CLEC Services revenues, including voice and data telecommunications services, to continue to increase as it expands its network and network utilization increases.

  Carrier Services

     Carrier Services revenues are driven primarily by the number and capacity (i.e., T-1s or DS-3s) of Wireless Fiber links in service and sold to the Company's wholesale customers. The Company currently is focusing its wholesale selling activities on a select number of large carriers.

  Residential Long Distance

     The Company markets its long distance services as a part of its integrated telecommunications offerings, focusing on sales to business customers. As a result, the Company has allowed revenues from its Residential Long Distance service to decline through attrition as it focuses on its core business market and it expects this decline to continue.

  Information Services

     Information Services revenues are generated principally by: (i) sales of content and related services to traditional customers, such as cable networks and radio stations; (ii) sales to new media distribution channels, such as on-line services; (iii) advertising sales; and (iv) the bundling of content with the Company's telecommunications services. Revenues also are driven by the amount and quality of the Company's available program rights during each quarter and some seasonality of sales, which affect quarter-to-quarter comparability. The Company expects Information Services revenues to increase as the Company expands its information service offerings and increases cross-sales of such services to CLEC customers.


COSTS

     Factors relating to costs are as follows:

  CLEC Services

     Costs associated with the Company's CLEC business include significant up-front capital expenditures for development of the infrastructure required to provide facilities-based local exchange and data services, including expenditures relating to purchases and installation of switching equipment, radios, customer premise equipment and related site acquisition and installation costs. In addition, the Company is incurring start-up costs related to its CLEC business that will not be capitalized, including some costs of engineering, sales office and service personnel, marketing, administrative and other personnel, certain of whom will be needed in advance of related revenues. As the Company commences operations in a city, its cost of revenue percentage is greater as fixed costs are spread over less traffic. Margins on CLEC Services revenues are improved as traffic increases, and the fixed network costs are spread over a larger traffic base. Although the Company strives to carry all of its traffic over its own facilities, the Company will continue to carry certain amounts of its traffic over leased or resold facilities at lower margins. The resale of CLEC Services typically will result in lower operating margins than the provision of services over the Company's own facilities.

  Carrier Services

     The Company's Carrier Services business utilizes the same fixed wireless network which the Company is building for its CLEC Services business. Accordingly, as network utilization increases, the related cost of Carrier Services as a percentage of revenue decreases.

  Residential Long Distance

     Costs associated with the Company's residential long distance business include expenses related to minutes purchased from major carriers for resale, and accordingly fluctuate with revenue. Typically, reductions of such costs are achieved through negotiated volume rebates and competitive contract pricing.

  Information Services

     The Company's Information Services businesses have production, distribution and administrative costs. Film production costs include those related to producing original products and licensing third-party products and are capitalized as incurred and are expensed as productions are completed and distributed. Overhead costs in the production division are also capitalized and allocated to films in progress, and are subsequently expensed as such films are completed and distributed. Other media production costs are expensed as incurred. The distribution and advertising divisions incur royalty costs payable to third-party producers and selling costs, both of which vary directly with sales of acquired product, as well as administrative costs and personnel-related costs, which are primarily fixed in nature and which are expensed as incurred.

RESULTS OF OPERATIONS

     Revenues of the Company's operating business lines are as follows (in millions):

                                                                    TEN MONTHS ENDED
                                                                    DECEMBER 31,(a)      YEAR ENDED DECEMBER 31,
                                                                    ----------------    --------------------------
                                                                     1994      1995      1995      1996      1997
Telecommunications Services:
  CLEC Services..................................................   $   --    $   --    $   --    $  0.5    $ 22.7
  Carrier Services...............................................       --       0.1       0.1       3.9       7.1
  Residential Long Distance......................................     13.4      13.0      14.5      29.5       8.5
                                                                    ------    ------    ------    ------    ------
                                                                      13.4      13.1      14.6      33.9      38.3
Information Services.............................................      0.2       2.6       2.9      14.6      41.3
                                                                    ------    ------    ------    ------    ------
  Total Revenues from Continuing Operations......................   $ 13.6    $ 15.7    $ 17.5    $ 48.6    $ 79.6
                                                                    ------    ------    ------    ------    ------
                                                                    ------    ------    ------    ------    ------

------------------
(a) The Company changed its fiscal year to December 31 from February 28 effective January 1, 1996.

     The following discussion of results of operations does not include the results of operations of Global Products, which has been reclassified as a discontinued operation.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues from continuing operations increased by $31.0 million, or 64%, for the year ended December 31, 1997, to $79.6 million, from $48.6 million for the year ended December 31, 1996. This increase was attributable to increased revenues generated by the Company's CLEC, carrier services and information services businesses, partially offset by a decrease in residential long distance revenues.

     Revenues from CLEC services, which include all commercial end user customer telecommunication revenues, were $22.7 million in the year ended December 31, 1997, and were minimal in the year ended December 31, 1996, as the CLEC business commenced operations in the second quarter of 1996. As of December 31, 1997, the CLEC business had installed 82,000 lines, up from 51,000 lines at September 30, 1997 and 4,400 at December 31, 1996. The annualized revenues from December 1997 for the CLEC business were approximately $46.2 million.

     Revenues from carrier services increased $3.2 million to $7.1 million in the year ended December 31, 1997, as compared to $3.9 million in the year ended

December 31, 1996. This increase resulted from the growing number of billed circuits, along with installation revenue and equipment sales related to contract services provided.

     WinStar's residential long distance revenues decreased $21.0 million to $8.5 million in the year ended December 31, 1997, compared to $29.5 million in the year ended December 31, 1996. Such a decrease was expected and was the result of WinStar's focus on its core business of selling communications services to business customers and to other carriers.

     Revenues from information services increased by $26.7 million, or 182%, in the year ended December 31, 1997, to $41.3 million, from $14.7 million in the year ended December 31, 1996, due to continued internal growth and acquisitions, including the Telebase online business service acquired earlier in 1997.

     Cost of services and products increased by $42.8 million, or 112%, for the year ended December 31, 1997, to $81.0 million, from $38.2 million for the year ended December 31, 1996. As a percentage of sales, cost of services and products in the year ended December 31, 1997 was 102% compared with 79% in the year ended December 31, 1996, as a result of increasing network costs from the continued expansion of the Company's local telecommunications business.

     Selling, general and administrative expense increased by $94.6 million to $157.0 million for the year ended December 31, 1997, from $62.4 million for the year ended December 31, 1996. The Company continued to hire sales, marketing and related support personnel in connection with the accelerated rollout of its CLEC operations, which had only 500 employees at December 31, 1996 and approximately 1,200 employees at December 31, 1997. In addition, the Company increased spending on related advertising and marketing of its CLEC services.

     Depreciation and amortization expense increased by $25.2 million for the year ended December 31, 1997, to $29.7 million, from $4.5 million for the year ended December 31, 1996. This growth in expense resulted principally from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

     For the reasons noted above, the operating loss for the year ended December 31, 1997 was $188.0 million, compared with an operating loss of $56.5 million for the year ended December 31, 1996.

     Interest expense increased by $40.5 million, or 110%, for the year ended December 31, 1997, to $77.3 million, from $36.7 million for the year ended December 31, 1996. The increase was principally attributable to the Company's issuance of debt in 1997. Of the $77.3 million interest expense for the year, $53.5 million is not payable in cash until after 1999.

     Interest income increased by $7.1 million, or 67%, for the year ended December 31, 1997, to $17.6 million, from $10.5 million for year ended December 31, 1996. The increase resulted from the additional interest income earned on the proceeds from the Company's issuance of debt and equity securities in 1997.

     In 1997, the Company recognized dividends of $5.9 million on its placement of Series A and Series C Preferred Stock, which were paid in kind.

     For the reasons noted above, the Company reported a net loss applicable to Common Stock of $255.4 million for the year ended December 31, 1997, compared to a net loss of $83.7 million for the year ended December 31, 1996.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues from continuing operations increased by $31.1 million, or 178%, for the year ended December 31, 1996, to $48.6 million, from $17.5 million from the year ended December 31, 1995. This increase was primarily attributable to increased revenues generated by the Company's telecommunications and information services segments.

     The Company's telecommunications services revenues increased by $19.3 million, or 132%, for the year ended December 31, 1996, to $33.9 million, from $14.6 million for the year ended December 31, 1995, principally resulting from an increase in revenues from residential long distance telephone services. Revenues from the information and entertainment services segment increased by $11.8 million, or 407%, for the year ended December 31, 1996, to $14.7 million, from $2.9 million for the year ended December 31, 1995, due to continued growth of this segment internally and through acquisitions. The revenue increase in 1996 was generated primarily from increased production and distribution of entertainment content, including documentaries, foreign films and multimedia sports programming.

     Cost of services and products increased by $23.6 million, or 161%, for the year ended December 31, 1996, to $38.2 million, from $14.6 million for the year ended December 31, 1995. As a percentage of sales, cost of services and products in 1996 was 78%, compared with 83% in 1995, due in part to increased start-up costs for facilities in connection with the rollout of the Company's telecommunications network.

     Selling, general and administrative expense increased by $47.6 million to $62.4 million for the year ended December 31. 1996, or 128% of revenues, from $14.8 million, or 85% of revenues, for the year ended December 31, 1995. Selling, general and administrative expense increased predominantly in the telecommunications segment as the Company continued to hire sales, marketing and related support personnel in connection with the accelerated rollout of its CLEC operations, and increased spending on related advertising and marketing of services in new and existing cities where the Company offered its services.

     Depreciation and amortization expense increased by $3.5 million, or approximately 350%, for the year ended December 31, 1996, to $4.5 million, from $1.0 million for the year ended December 31, 1995, principally resulting from the Company's acquisition of switches, radios and other telecommunications equipment.

     For the reasons noted above, the operating loss for the year ended December 31, 1996, was $56.5 million, compared to an operating loss of $12.9 million for the year ended December 31, 1995.


     Interest expense increased by $29.5 million, or approximately 410%, for the year ended December 31, 1996, to $36.7 million, from $7.2 million for the year ended December 31, 1995. The increase was primarily attributable to $33.5 million in interest accrued on the 1995 Notes issued in the 1995 Debt Placement, which is not payable in cash until after 1999.

     Interest income increased by $7.6 million, or approximately 262%, for the year ended December 31, 1996, to $10.5 million, from $2.9 million for the year ended December 31, 1995. The increase is attributable to short-term investment earnings on the proceeds of the 1995 Debt Placement.

     For the reasons noted above, the Company reported a net loss of $83.7 million for the year ended December 31, 1996, compared to a net loss of $18.2 million for the year ended December 31, 1995.

     TEN MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE TEN MONTHS ENDED DECEMBER 31, 1994

     Revenues from continuing operations for the ten months ended December 31, 1995 increased by $2.2 million, or 16%, to $15.8 million, from $13.6 million in the comparable period of the prior year. This increase was attributable to increased revenues in the Company's information services line of business. During the ten months ended December 31, 1995, the Carrier Services business had only nominal revenues. The information services line of business, which reported nominal revenues in the prior year, had revenues of approximately $2.6 million for the ten months ended December 31, 1995, related primarily to the completion of certain documentary television products.

     Cost of services and products for the ten months ended December 31, 1995 increased by $2.7 million, to $12.1 million, from $9.4 million for the ten months ended December 31, 1994. The increase was principally attributable to the growth in the Company's information services line of business, along with initial expenses incurred in connection with the Company's telecommunications network.

     Selling, general and administrative expenses increased by $5.7 million to $13.6 million, or 86% of revenues, for the ten months ended December 31, 1995, from $7.9 million, or 58% of revenues, in the comparable period of the prior year. Factors contributing to the increase were: the acquisition of Avant-Garde Telecommunications, Inc. ('Avant-Garde,' the original holder of many of the Wireless Licenses) and the consolidation of that entity's results of operations into the Company's financial statements from July 17, 1995 onward; the hiring of additional personnel; and the expansion of the Company's infrastructure to manage future growth in its telecommunications business.

     For the reasons noted above, the operating loss for the ten months ended December 31, 1995, was $10.9 million, compared to an operating loss of $3.9 million in the comparable period of the prior year.


     Interest expense increased by $6.9 million to $7.2 million for the ten months ended December 31, 1995, from $0.3 million for the ten months ended December 31, 1994, reflecting principally the non-cash accretion of interest on certain indebtedness issued in the 1995 Debt Placement.

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

LIQUIDITY AND CAPITAL RESOURCES

     In February 1997, the Company and a subsidiary sold 4,000,000 shares of its 6% Series A Cumulative Convertible Preferred Stock and warrants to purchase 1,600,000 shares of Common Stock in a private placement, pursuant to which they realized aggregate net proceeds of approximately $96.0 million.

     In March 1997, the Company sold $100.0 million principal amount of 14 1/2% Senior Deferred Interest Notes Due 2005 and a subsidiary, WinStar Equipment Corp. ('WEC') sold $200.0 million principal amount of 12 1/2% Guaranteed Senior Secured Notes Due 2004 ('WEC Notes') in a private placement, pursuant to which they realized net proceeds of approximately $290.5 million. In August 1997, another subsidiary, WinStar Equipment II Corp. ('WEC II') sold $50.0 million principal amount of 12 1/2% Guaranteed Senior Secured Notes Due 2004 ('WEC II Notes,' and, together with the WEC Notes, the 'Equipment Notes') in a private placement, generating net proceeds of approximately $48.5 million. In October 1997, the Company sold $100.0 million principal amount of 15% Senior Subordinated Deferred Interest Notes Due 2007 in a private placement, realizing net proceeds of approximately $94.0 million. Under the terms of the Equipment Notes, the principal amount thereof must be utilized by March 18, 1999 and August 8, 1999, respectively, to purchase designated equipment or for the redemption of the Equipment Notes. See Note 21 of the Consolidated Financial Statements included elsewhere in this Report for a description of the operations of WEC and WEC II.

     In December 1997, the Company and one of its subsidiaries sold 175,000 shares of the Company's 14 1/4% Senior Cumulative Exchangeable Preferred Stock Due 2007, pursuant to which they realized net proceeds of approximately $168.0 million.

     At December 31, 1997, the Company had approximately $419.3 million in cash, cash equivalents and short-term investments, of which approximately $183.0 million is to be used to finance equipment purchases and related costs in connection with the Company's rollout of its telecommunications infrastructure in accordance with the terms of the Equipment Notes and $92.0 million was used in January 1998 for the purchase of assets of Midcom.


     In March 1998, (i) the Company and a subsidiary consummated a private placement of $200.0 million of the Company's 7% Senior Cumulative Convertible Series D Preferred Stock, (ii) the Company consummated private placements of $200.0 million of its 10% Senior Subordinated Notes Due 2008 (the 'Cash Pay Notes') and $250.0 million of its 11% Senior Subordinated Deferred Interest Notes Due 2008, and (iii) a subsidiary of the Company consummated a sale leaseback of certain telecommunications switches acquired by the Company from US One in October 1997, which is expected to generate net proceeds of approximately $42.0 million.

     The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue over the near term as the Company executes its growth strategy. A significant portion of the Company's capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices serving each of the markets in which it offers CLEC services, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the year ended December 31, 1997 was approximately $158.0 million, and purchases of property and equipment during the year ended December 31, 1997 was approximately $222.3 million. At December 31, 1997, the Company's working capital totaled $366.0 million and its cash, cash equivalents and short-term investments were $419.3 million, as compared to working capital of $108.7 million and cash, cash equivalents and short-term investments of $122.5 million at December 31, 1996.

     Other than the Equipment Notes and the Cash-Pay Notes and certain capitalized lease obligations, each of which requires periodic cash interest or equivalent payments, the Company's principal indebtedness does not require the Company to pay cash interest until 2001.

     The Company has the ability to moderate its capital spending and EBITDA losses by varying the number of markets in which it builds network and offers service. In the event that the Company slows the speed or narrows the focus of its business plan, the Company will reduce its capital requirements and EBITDA losses. Under its current plans to expand to 40 major metropolitan markets on a switched basis by the end of 1999, the Company plans to spend approximately $300.0 million in each of 1998 and 1999 for capital equipment, which may require the Company to seek additional capital from financial institutions, equipment vendors or in the financial markets. The Company anticipates, based on current plans and assumptions relating to its operations, that existing financial resources, together with additional equipment and accounts receivable financing arrangements that the Company intends to seek, will be sufficient to fund the Company's operations and capital requirements for approximately 18 to 30 months from the date of this Report. The Company believes that it will be able to obtain sufficient capital to execute its business plan. In the event that the Company's assumptions change or prove to be inaccurate, the Company consummates any acquisitions of significant businesses or assets (including spectrum licenses other than those being acquired by the Company in the recently completed auction of LMDS Licenses, by auction or otherwise), the Company accelerates its plan and enters markets more rapidly, or the Company fails to secure additional equipment financing arrangements, the Company may be required to seek additional sources of capital sooner than currently anticipated.

     In addition to binding commitments to purchase $31.0 million of telecommunications capital equipment, the Company had commitments to pay approximately $55.0 million in Common Stock, or at the Company's election, cash, in connection with the acquisition of additional spectrum licenses, of which shares having a value of approximately $28.5 million were issued in March 1998. Additionally, the Company was the highest bidder on certain LMDS Licenses in the LMDS Auction and has committed to pay approximately $30.0 million in connection therewith (in addition to the Company's $13.0 million initial downpayment in such auction).

YEAR 2000 COMPLIANCE

     The Company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the 'Year 2000' problem. The Year 2000 problem is the result of prior computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations.

     The Company has concluded that its significant computer programs and operations will not be affected by the Year 2000 problem and that the programs that will be affected can and will be properly modified or replaced by the end of 1999 at a cost which will not be significant to the Company.

     However, to the extent that other telecommunications carriers in the national telecommunications infrastructure, including carriers whose services are resold by the Company or to which the Company's network is interconnected directly or indirectly, are not Year 2000 compliant, there can be no assurance that such resulting problems will not have a material adverse effect on the Company.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, 'Disclosures About Segments of an Enterprise and Related Information' (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in 1998. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Such forward-looking statements are contained in the sections 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and 'Business-Business Strategy,' among others. In addition, in those and other portions of this Report, the words 'anticipate,' 'believe,' 'estimate,' 'expect,' 'plan,' 'intend' and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. No assurance can be given that any of such expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forwardlooking statements include, without limitation: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network; (b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders anticipated to be held on June 10, 1998.

ITEM 14. EXHIBITS, LIST AND REPORTS

     (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit to the
               Company's Registration Statement on Form S-18 (No. 33-37024))

  3.2     --   Amendment to Restated Certificate of Incorporation of the Company effecting name change from 'Robern
               Apparel, Inc.' to 'Robern Industries, Inc.' (Incorporated by reference to Exhibit 3. l(b) to the
               Company's Registration Statement on Form S-4 (No. 33-52716))

  3.3     --   Second Amendment to Restated Certificate of Incorporation of the Company effecting name change from
               'Robern Industries, Inc.' to 'WinStar Communications, Inc.' (Incorporated by reference to Exhibit 3.
               l(b) to the Company's Registration Statement on Form S-1 (No. 33-43915))

  3.4     --   Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by
               reference to Exhibit 3.7 to the Company's Current Report on Form 8-K filed February 14, 1997)

  3.5     --   Certificate of Designations, Preferences and Rights of Series B Preferred Stock (Incorporated by
               reference to Exhibit 4 to the Company's Current Report on Form 8-K filed July 2, 1997)

  3.6     --   Certificate of Designations, Preferences and Rights of Series C Preferred Stock (Incorporated by
               reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 24, 1997)

  3.7     --   Certificate of Designations, Preferences and Rights of Series D Preferred Stock (Incorporated by
               reference to Exhibit 2 to the Company's Current Report on Form 8-K filed March 30, 1998)

  3.8     --   By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration
               Statement on Form S-18 (No. 33-37024))

 10.1     --   1992 Performance Equity Plan (Incorporated by reference to Exhibit 10.53 to the Company's
               Registration Statement on Form S-18 (No. 33-37024))

 10.2     --   1995 Performance Equity Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration
               Statement on Form S-8 (No. 333-31057))

 10.3     --   Employment Agreement between the Company and William J. Rouhana, Jr. (filed herewith)


 23.1     --   Consent of Grant Thornton LLP to Incorporate Financial Statements included in this Report on Form
               10-K into the Company's Registration Statements on Forms S-3, Form S-4 and Forms S-8 (filed herewith).

  (b)     --   Reports on Form 8-K
               (1)  Current Report on Form 8-K filed October 29, 1997;
               (2)  Current Report on Form 8-K filed October 31, 1997; and
               (3)  Current Report on Form 8-K filed December 24, 1997.

     Copies of the exhibits listed above will be made available by the Company to any stockholder upon written request of the stockholder addressed to WinStar Communications, Inc., 230 Park Avenue, Suite 2700, New York, New York 10169,
Attention: Investor Relations. Any stockholder requesting a copy of any such exhibit will be charged a copying fee of $.25 per page.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1998.

                                          WINSTAR COMMUNICATIONS, INC.

                                          By:  /s/ WILLIAM J. ROUHANA, JR.
                                             -------------------------------
                                                   William J. Rouhana, Jr.
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

       /s/ WILLIAM J. ROUHANA, JR.          Chairman of the Board of Directors, Chief          March 30, 1998
------------------------------------------  Executive Officer and Director
         William J. Rouhana, Jr.

           /s/ STEVEN G. CHRUST             Vice Chairman and Director                         March 30, 1998
------------------------------------------
             Steven G. Chrust

            /s/ NATHAN KANTOR               President, Chief Operating Officer and             March 30, 1998
------------------------------------------  Director
              Nathan Kantor

           /s/ STEVEN B. MAGYAR             Director                                           March 30, 1998
------------------------------------------
             Steven B. Magyar

       /s/ WILLIAM J. VANDEN HEUVEL         Director                                           March 30, 1998
------------------------------------------
         William J. vanden Heuvel

            /s/ BERT WASSERMAN              Director                                           March 30, 1998
------------------------------------------
              Bert Wasserman

            /s/ JAMES I. CASH               Director                                           March 30, 1998
------------------------------------------
              James I. Cash



          /s/ CHARLES T. DICKSON            Executive Vice President and Chief                 March 30, 1998
------------------------------------------  Financial Officer (principal financial

            Charles T. Dickson              officer)

           /s/ JOSEPH P. DWYER              Vice President-Finance (principal                  March 30, 1998
------------------------------------------  accounting officer)
             Joseph P. Dwyer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                              PAGE
                                                                                                              ----
WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.........................................................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997...............................................    F-3

Consolidated Statements of Operations, Ten Months Ended December 31, 1995 and the Years Ended December 31,
  1996 and 1997............................................................................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit), Ten Months Ended December 31, 1995, and the
  Years Ended December 31, 1996 and 1997...................................................................    F-5

Consolidated Statements of Cash Flows, Ten Months Ended December 31, 1995, and the Years Ended December 31,
  1996 and 1997............................................................................................    F-8

Notes to Consolidated Financial Statements.................................................................    F-9

Report of Independent Certified Public Accountants on Schedule.............................................   F-32

Schedule II--Valuation and Qualifying Accounts, Ten Months Ended December 31, 1995, and the Years Ended
  December 31, 1996 and 1997...............................................................................   F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WinStar Communications, Inc.

We have audited the accompanying consolidated balance sheets of WinStar Communications, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinStar Communications, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the consolidated results of their operations and their consolidated cash flows for the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
February 12, 1998

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                            1996            1997
                                                                                        ------------    ------------
                                       ASSETS
Current assets
  Cash and cash equivalents..........................................................    $   95,490      $  402,359
  Short term investments.............................................................        26,997          16,903
                                                                                        ------------    ------------
     Cash, cash equivalents and short term investments...............................       122,487         419,262
  Investments in equity securities...................................................           688              --
  Accounts receivable, net of allowance for doubtful accounts of $852 and $3,819,
     respectively....................................................................        13,150          30,328
  Inventories........................................................................         5,009          10,296
  Prepaid expenses and other current assets..........................................        15,969           8,985
  Net assets of discontinued operations..............................................         3,814           2,105
                                                                                        ------------    ------------
     Total current assets............................................................       161,117         470,976
Property and equipment, net..........................................................        62,572         284,835
Licenses, net........................................................................        27,434         174,763
Intangible assets, net...............................................................        12,955          14,293
Deferred financing costs, net........................................................        10,535          27,463
Other assets.........................................................................         4,176           4,071
                                                                                        ------------    ------------
          Total assets...............................................................    $  278,789      $  976,401
                                                                                        ------------    ------------
                                                                                        ------------    ------------
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt..................................................    $   19,901      $      386
  Accounts payable and accrued expenses..............................................        29,442          97,714
  Current portion of capitalized lease obligations...................................         3,110           6,848
                                                                                        ------------    ------------
          Total current liabilities..................................................        52,453         104,948
Capitalized lease obligations, less current portion..................................        10,846          21,823
Long-term debt, less current portion.................................................       265,161         768,469
Deferred income taxes................................................................            --          24,000
                                                                                        ------------    ------------
          Total liabilities..........................................................       328,460         919,240
                                                                                        ------------    ------------
Series C exchangeable redeemable preferred stock, liquidation preference of $175,000
  plus accumulated dividends.........................................................            --         175,553
Commitments and contingencies
Stockholders' equity (deficit)
  Series A preferred stock issued and outstanding 3,910 shares at December 31,
     1997............................................................................            --              39

  Common stock, par value $.01; authorized 200,000 shares, issued and outstanding
     28,989 and 34,610, respectively.................................................           290             346
  Additional paid-in-capital.........................................................        75,436         255,741
  Accumulated deficit................................................................      (125,034)       (374,518)
                                                                                        ------------    ------------
                                                                                            (49,308)       (118,392)
Unrealized loss on investments.......................................................          (363)             --
                                                                                        ------------    ------------
     Total stockholders' deficit.....................................................       (49,671)       (118,392)
                                                                                        ------------    ------------
          Total liabilities, exchangeable redeemable preferred stock and
            stockholders' deficit....................................................    $  278,789      $  976,401
                                                                                        ------------    ------------
                                                                                        ------------    ------------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FOR THE TEN         FOR THE YEAR ENDED
                                                                     MONTHS ENDED           DECEMBER 31,
                                                                     DECEMBER 31,      -----------------------
                                                                         1995            1996          1997
                                                                     ------------      --------      ---------
Operating revenues
  Telecommunications services -- commercial.....................       $    130        $  4,487      $  29,796
  Telecommunications services -- residential....................         13,007          29,482          8,481
  Information services..........................................          2,648          14,650         41,354
                                                                     ------------      --------      ---------
Total operating revenues........................................         15,785          48,619         79,631
                                                                     ------------      --------      ---------
Operating expenses
  Cost of services and products.................................         12,073          38,233         81,017
  Selling, general and administrative expenses..................         13,617          62,365        156,959
  Depreciation and amortization.................................          1,027           4,501         29,701
                                                                     ------------      --------      ---------
Total operating expenses........................................         26,717         105,099        267,677
                                                                     ------------      --------      ---------
Operating loss..................................................        (10,932)        (56,480)      (188,046)
Other (expense) income
  Interest expense..............................................         (7,186)        (36,748)       (77,257)
  Interest income...............................................          2,890          10,515         17,577
  Other (expense) income........................................           (866)             --          2,219
                                                                     ------------      --------      ---------
Loss from continuing operations before income tax benefit.......        (16,094)        (82,713)      (245,507)
Income tax benefit..............................................             --              --          2,500
                                                                     ------------      --------      ---------
Loss from continuing operations.................................        (16,094)        (82,713)      (243,007)
Income (loss) from discontinued operations......................            237          (1,010)        (6,477)
                                                                     ------------      --------      ---------
Net loss........................................................        (15,857)        (83,723)      (249,484)
Preferred stock dividends.......................................             --              --         (5,879)
                                                                     ------------      --------      ---------
Net loss applicable to common stockholders......................       $(15,857)       $(83,723)     $(255,363)
                                                                     ============      ========      =========


Basic and diluted income (loss) per share:
  From continuing operations....................................       $  (0.71)       $  (2.96)     $   (7.49)
  From discontinued operations..................................           0.01           (0.04)         (0.19)
                                                                     ------------      --------      ---------
Net loss per share..............................................       $  (0.70)       $  (3.00)     $   (7.68)
                                                                     ============      ========      =========
Weighted average shares outstanding.............................         22,770          27,911         33,249
                                                                     ============      ========      =========

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                        PREFERRED STOCK
                                               ----------------------------------
                                                      B                 E            COMMON STOCK     ADDITIONAL
                                               ---------------   ----------------   ---------------    PAID-IN     ACCUMULATED
                                               SHARES   AMOUNT   SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL       DEFICIT
                                               ------   ------   ------   -------   ------   ------   ----------   -----------
Balances at February 28, 1995...............    0.73    $ 733       --    $   --    20,147    $201     $ 42,583     $ (25,238)
Issuances of common stock...................                                         4,447      45       10,639
Issuance of preferred stock.................                       932     6,000                           (360)
Conversions of preferred stock..............   (0.15 )   (147 )   (932)   (6,000 )     684       7        6,140
Warrants and common stock equivalents issued
 in connection with long-term debt and lease
 financing..................................                                                                981
Conversion of long-term debt................                                           539       5        3,410
Preferred stock dividends...................    0.11      103                                                            (216)
Issuance of restricted stock................                                           150       2        1,236
Amortization of deferred compensation.......
WinStar Private Exchange transaction........                                         3,741      37       39,641
Unrealized loss on investments in marketable
 equity securities..........................
Other, net..................................                                                               (433)
Net loss....................................                                                                          (15,857)
                                               ------   ------   ------   -------   ------   ------   ----------   -----------
Balances at December 31, 1995...............    0.69    $ 689       --    $   --    29,708    $297     $103,837     $ (41,311)
                                               ------   ------   ------   -------   ------   ------   ----------   -----------
                                               ------   ------   ------   -------   ------   ------   ----------   -----------


                                                         TREASURY STOCK
                                              ------------------------------------
                                                                  PREFERRED STOCK
                                                COMMON STOCK             B                                                TOTAL

                                              -----------------   ----------------     DEFERRED     UNREALIZED LOSS   STOCKHOLDERS'

                                              SHARES    AMOUNT    SHARES   AMOUNT    COMPENSATION   ON INVESTMENTS       EQUITY

                                              ------   --------   ------   -------   ------------   ---------------   -------------

Balances at February 28, 1995...............     --    $     --      --    $   --      $     --          $  --          $  18,279

Issuances of common stock...................                                                                               10,684


Issuance of preferred stock.................                                                                                5,640

Conversions of preferred stock..............                                                                                   --

Warrants and common stock equivalents issued
 in connection with long-term debt and lease
 financing..................................                                                                                  981

Conversion of long-term debt................                                                                                3,415

Preferred stock dividends...................                                                                                 (113)

Issuance of restricted stock................                                             (1,238)                               --

Amortization of deferred compensation.......                                                138                               138

WinStar Private Exchange transaction........  (2,507)   (36,348)  (0.69 )  (3,330 )                                            --

Unrealized loss on investments in marketable
 equity securities..........................                                                              (982)              (982)

Other, net..................................                                                                                 (433)

Net loss....................................                                                                              (15,857)

                                              ------   --------   ------   -------       ------          -----        -------------

Balances at December 31, 1995...............  (2,507)  $(36,348)  (0.69 )  $(3,330)    $ (1,100)         $(982)         $  21,752

                                              ------   --------   ------   -------       ------          -----        -------------

                                              ------   --------   ------   -------       ------          -----        -------------


                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                        PREFERRED
                                         STOCK B           COMMON STOCK      ADDITIONAL
                                     ----------------    ----------------     PAID-IN      ACCUMULATED
                                     SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL        DEFICIT
                                     ------    ------    ------    ------    ----------    -----------

Balances at
  December 31, 1995...............    0.69     $ 689     29,708     $297      $ 103,837     $ (41,311)

Issuances of common stock.........                        1,383       14          9,619

Acquisition of treasury shares....

Retirement of treasury shares.....   (0.69 )    (689 )   (2,657)     (27)       (42,018)

Amortization of deferred
  compensation....................

Conversion of long-term debt......                          555        6          3,878

Fair value of stock options
  granted to nonemployees and
  other, net......................                                                  120

Unrealized gain on investments in
  marketable equity securities....

Net loss..........................                                                            (83,723)
                                     ------    ------    ------    ------    ----------    -----------

Balances at
  December 31, 1996...............      --     $  --     28,989     $290      $  75,436     $(125,034)
                                     ======    ======    ======     ======    ==========    ==========
                                                 TREASURY STOCK
                                     ---------------------------------------
                                                               PREFERRED                                             TOTAL
                                        COMMON STOCK            STOCK B                           UNREALIZED      STOCKHOLDERS
                                     ------------------    -----------------      DEFERRED       GAIN/(LOSS)         EQUITY
                                      SHARES     AMOUNT     SHARES    AMOUNT     COMPENSATION    ON INVESTMENTS     (DEFICIT)
                                      -------   --------    ------    -------    ------------    --------------    ------------
Balances at
  December 31, 1995...............    (2,507)  $(36,348)   (0.69 )   $(3,330)     $ (1,100)         $ (982)         $ 21,752


Issuances of common stock.........                                                                                     9,633

Acquisition of treasury shares....      (150)    (3,056)                                                              (3,056)

Retirement of treasury shares.....     2,657     39,404     0.69       3,330                                              --

Amortization of deferred
  compensation....................                                                   1,100                             1,100

Conversion of long-term debt......                                                                                     3,884

Fair value of stock options
  granted to nonemployees and
  other, net......................                                                                                       120

Unrealized gain on investments in
  marketable equity securities....                                                                     619               619

Net loss..........................                                                                                   (83,723)
                                      -------   --------    ------    -------    ------------         -----        ------------
 Balances at
  December 31, 1996...............        --   $     --       --     $    --      $     --          $ (363)         $(49,671)
                                      =======   ========    ======    =======    ============         =====        ============

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                      PREFERRED                                                                  TOTAL
                                       STOCK A       COMMON STOCK   ADDITIONAL                 UNREALIZED    STOCKHOLDERS'
                                    --------------  --------------   PAID-IN    ACCUMULATED   GAIN/ (LOSS)      EQUITY
                                    SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL      DEFICIT    ON INVESTMENTS    (DEFICIT)
                                    ------  ------  ------  ------  ----------  -----------  --------------  -------------
Balances at December 31, 1996.....     --    $ --   28,989   $290    $  75,436   $(125,034)      $ (363)       $ (49,671)
Issuances of common stock.........     --      --    1,218     12        8,769          --           --            8,781
Issuances of common stock for
  acquisitions....................     --      --    3,984     40       83,311          --           --           83,351
Issuance of preferred stock Series
  A...............................  4,000      40       --     --       95,960          --           --           96,000
Dividends declared on Series A
  preferred stock.................     --      --       --     --       (5,326)         --           --           (5,326)
Issuances of Series A preferred
  stock as dividends in kind .....    213       2       --     --        5,324          --           --            5,326
Dividends on Series C preferred
  stock...........................     --      --       --     --         (553)         --           --             (553)
Conversion of Series A preferred
  stock to common stock...........   (303)     (3)     420      4           (1)         --           --               --
Series C preferred stock
  issuance costs and other,
  net ............................     --      --       --     --       (7,179)         --           --           (7,179)
Unrealized gain on investments in
  marketable equity securities ...     --      --       --     --           --          --          363              363
Net loss..........................     --      --       --     --           --    (249,484)          --         (249,484)
                                    ------  ------  ------  ------  ----------  -----------      ------      -------------
Balances at
  December 31, 1997...............  3,910    $ 39   34,610   $346    $ 255,741   $(374,518)      $   --        $(118,392)
                                    ======  ======  ======  ======   ==========  ==========      =======      ============


                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE TEN MONTH     FOR THE YEAR ENDED
                                                                           PERIOD ENDED           DECEMBER 31,
                                                                           DECEMBER 31,       ---------------------
                                                                               1995             1996        1997
                                                                         -----------------    --------    ---------
Cash flows from operating activities:
  Net loss............................................................       $ (15,857)       $(83,723)   $(249,484)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Net (income) loss from discontinued operations...................            (237)          1,010        6,477
     Depreciation and amortization....................................           1,117           5,977       32,360
     Deferred income tax benefit......................................              --              --       (2,500)
     Provision for doubtful accounts..................................             855           1,562        5,674
     Equity in unconsolidated results of AGT..........................             866              --           --
     Non cash interest expense........................................           6,151          35,040       53,506
     Decrease (increase) in operating assets:
       Accounts receivable............................................          (4,216)         (3,838)     (24,026)
       Inventories....................................................            (991)         (1,897)      (9,217)
       Prepaid expenses and other current assets......................          (2,342)        (13,442)         510
       Other assets...................................................            (865)         (1,940)        (178)
     Increase in accounts payable and accrued expenses................           4,911           9,795       50,306
     Net assets provided by (used in) discontinued operations.........              90          (1,481)      (4,559)
     Other, net.......................................................             179             186           --
                                                                         -----------------    --------    ---------
Net cash used in operating activities.................................         (10,339)        (52,751)    (141,131)
                                                                         -----------------    --------    ---------
Cash flows from investing activities:
  Investments in and advances to AGT..................................          (5,704)             --           --
  Decrease (increase) in short-term investments, net..................         (73,594)         46,597       10,094
  Decrease (increase) in other investments, net.......................          (7,497)          6,447           --
  Purchase of property and equipment, net.............................          (8,138)        (47,842)    (213,356)
  Acquisitions of licenses and other..................................              --          (2,121)     (40,190)
  Other, net..........................................................            (499)         (1,619)       2,494
                                                                         -----------------    --------    ---------
Net cash (used in) provided by investing activities...................         (95,432)          1,462     (240,958)
                                                                         -----------------    --------    ---------
Cash flows from financing activities:
  Proceeds from (repayments) of long-term debt, net...................         224,200          (2,778)     410,585
  Net proceeds from redeemable preferred stock........................              --              --      168,138
  Net proceeds from equity transactions...............................          11,259           6,295      104,781
  Proceeds from equipment lease financing.............................           6,998           8,345        9,912
  Payment of capital lease obligations................................            (676)         (2,080)      (4,141)
  Other, net..........................................................            (898)         (1,010)        (317)
                                                                         -----------------    --------    ---------
Net cash provided by financing activities.............................         240,883           8,772      688,958

                                                                         -----------------    --------    ---------
Net increase (decrease) in cash and cash equivalents..................         135,112         (42,517)     306,869
Cash and cash equivalents at beginning of period......................           2,895         138,007       95,490
                                                                         -----------------    --------    ---------
Cash and cash equivalents at end of period............................         138,007          95,490      402,359
Short-term investments at end of period...............................          73,595          26,997       16,903
                                                                         -----------------    --------    ---------
Cash, cash equivalents and short-term investments at end of period....       $ 211,602        $122,487    $ 419,262
                                                                         -----------------    --------    ---------
                                                                         -----------------    --------    ---------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, 'WinStar' or the 'Company'). All material intercompany transactions and accounts have been eliminated in consolidation.

NATURE OF BUSINESS

     The Company provides facilities-based voice and data telecommunications services to businesses and other customers in major metropolitan areas throughout the United States. WinStar's licenses provide the Company with the largest amount of 38 GHz radio spectrum in the country, which allows the Company to create a nationwide network on a cost effective basis using its fiber-quality digital capacity in the 38 GHz band to provide its customers with a broad range of attractively priced services, and an alternative to the incumbent local exchange carriers, other competitive local exchange carriers and the interexchange carriers. Additionally, the Company produces, aggregates and distributes information and entertainment content, some of which is distributed as part of its telecommunications service offerings to different services in the market place, as well as through traditional and new media outlets, including television, video, cable, radio and the Internet. The Company's telecommunications services are subject to varying degrees of federal, state and local regulation.

     To capitalize on opportunities in the telecommunications industry, the Company is pursuing a rapid expansion of its telecommunications services, which will require significant amounts of capital to finance capital expenditures and anticipated operating losses. The Company may elect to slow the speed or narrow the focus of this expansion in the event it is unable to raise sufficient amounts of capital on acceptable terms.

FISCAL YEAR

     The Company changed its fiscal year end from February 28 to December 31, effective January 1, 1996. Accordingly, these financial statements present the ten-month transition period ended December 31, 1995, and the years ended December 31, 1996 and 1997.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, short-term certificates of deposit, and commercial paper. Exclusive of cash in banks, cash equivalents at December 31, 1996 and 1997 were $84.5 million and $395.3 million, respectively, which approximate fair value.


SHORT-TERM INVESTMENTS

     Short-term investments are widely diversified and principally consist of certificates of deposit and money market deposits, U.S. government or government agency securities, commercial paper rated 'A-1/P-1' or higher, and municipal securities rated 'A' or higher with an original maturity of greater than three months and less than six months. Short-term investments are considered held-to-maturity and are stated at amortized cost which approximates fair value. As of December 31, 1996 and 1997, cash, cash equivalents and short-term investments totaled $122.5 million and $419.3 million, respectively.

INVENTORIES

     Inventories are composed of film inventories that include direct and indirect production costs, which are amortized to expense in the proportion that revenue recognized during the year for each film bears to the estimated total revenue to be received from all sources under the individual film forecast method. Management's estimate of forecasted revenues exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing market conditions.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization are generally computed using the straight-line method over the estimated useful lives of the related assets.

     The Company constructs certain of its own network systems and related facilities. Certain internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such costs amounted to approximately $4.1 million for the year ended December 31, 1997, and were insignificant in prior years.

     Costs incurred to develop software for internal use are capitalized as incurred. Such costs amounted to $452,000, and $7,091,000 for the years ended December 31, 1996 and 1997, respectively, and were insignificant in prior years.

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

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS 109'). Pursuant to SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

BASIC AND DILUTED LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period. The adoption of Statement of Financial Accounting Standard No. 128, 'Earnings Per Share' had no material impact on the presentation of loss per share for the periods presented. Stock options and warrants have

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. (See Notes 13 and 14.)

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company's short term investments and cash equivalents are potentially subject to concentration of credit risk, but such risk is limited due to such amounts being invested in investment grade securities.

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

NOTE 2--ACQUISITIONS

  ACQUISITIONS OF BUSINESSES

MILLIWAVE LIMITED PARTNERSHIP

     On January 2, 1997, a subsidiary of the Company merged with the corporate shareholders of Milliwave Limited Partnership ('Milliwave'), a large holder of 38 GHz licenses in the United States, covering 160 million people in more than 80 major markets. The merger consideration paid by the Company to the shareholders of the corporate partners of Milliwave was $116.0 million ($40.7 million in cash and 3.6 million shares of the Company's common stock, which had an aggregate market value of $75 million). The merger was treated as a 'purchase' for accounting purposes with the purchase price principally allocated to licenses. In addition, approximately $26.5 million of deferred tax liabilities were recorded in connection with the acquisition, with a corresponding allocation to licenses, which will be amortized on a straight-line basis over 40 years. Milliwave had minimal operations prior to its merger into the Company. The accounts of Milliwave have been consolidated into the Company's financial statements as of the date of acquisition.

     Unaudited pro forma results of operations (in thousands, except per share data), which reflect the combined operations of the Company and Milliwave as if the merger occurred as of January 1, 1996, are as follows:


                                                                                FOR THE YEAR
                                                                               ENDED DECEMBER
                                                                                  31, 1996
                                                                              -----------------
Operating Revenues.........................................................       $  47,131
Net Loss...................................................................       $ (91,898)
Net Loss Per Share.........................................................       $   (2.92)

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--ACQUISITIONS--(CONTINUED)

LOCAL AREA TELECOMMUNICATIONS, INC.

     In October 1996, a subsidiary of the Company acquired certain assets of Local Area Telecommunications, Inc. ('Locate'), comprising its business as a competitive access provider of local digital microwave distribution services and facilities to large corporations and to interexchange and other common carriers. The assets acquired included multiple 38 GHz licenses in the New York metropolitan area. The purchase price for such assets was $17.5 million, which was paid in the form of promissory notes, which were paid in 1997 (see Note 7). The acquisition has been accounted for as a 'purchase' for accounting purposes, with the majority of the purchase price allocated to licenses, which will be amortized on a straight-line basis over 40 years. The accounts of Locate have been consolidated into the Company's financial statements as of the date of the acquisition.

AVANT-GARDE TELECOMMUNICATIONS, INC.

     Avant-Garde Telecommunications, Inc. ('Avant-Garde' or 'AGT') was a privately held company which held 38 GHz radio licenses granted by the FCC in September 1993. Through July 17, 1995, the Company owned 49% of Avant-Garde, which it acquired for $4.9 million, and accounted for its investment in Avant-Garde under the equity method. For the period from March 1, 1995 to July 17, 1995, Avant-Garde had net losses of $1.8 million. On July 17, 1995, pursuant to the terms of a merger agreement, the Company exchanged 1,275,000 restricted shares of its common stock valued at $5.1 million for the 51% of Avant-Garde that it did not already own. The acquisition of Avant-Garde has been treated as a 'purchase' for accounting purposes, with $12.6 million allocated to the licenses acquired, which are being amortized on a straight-line basis over 40 years. The accounts of Avant-Garde have been consolidated into the Company's financial statements as of the date of the acquisition.

OTHER ACQUISITIONS OF BUSINESSES


     During 1997, the Company acquired certain other telecommunications and information services companies which were not material.

     Unaudited results of operations for acquisitions consummated through December 31, 1997 other than Milliwave have not been included because they are not material to the consolidated statement of operations of the Company.

     During 1996, a subsidiary of the Company acquired 100% ownership or a controlling interest in a number of companies engaged in the production and distribution of entertainment content. These acquisitions were treated as 'purchases' for accounting purposes. The aggregate consideration for the acquisitions was approximately $6.4 million, consisting of $4.1 million in cash, $800,000 in notes payable and 100,605 shares of the Company's common stock or share equivalents, valued at $1.5 million. The accounts of the acquired companies have been consolidated with the Company's financial statements as of the date of acquisitions.

  ACQUISITION OF ASSETS

     In October 1997, a subsidiary of the Company purchased certain telecommunication assets from US ONE Communications Corp., US ONE Communications Services, Corp. and US ONE Communications of New York, Inc. (collectively, the 'Sellers') which were entities in bankruptcy under chapter 11 of the United States Bankruptcy code. The aggregate purchase price was approximately $81.3 million, of which approximately $61.3 million was paid in cash at the closing and $20.0 million is payable by WinStar in cash and/or shares of the common stock of WinStar, at WinStar's discretion, on the effective date of the Sellers confirmed plan of reorganization. Included in fixed assets are certain equipment which the Company plans to sell within the near term.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--ACQUISITIONS--(CONTINUED)

  ACQUISITION OF ADDITIONAL LICENSES

     During 1997, the Company executed agreements to acquire additional 38 GHz licenses, subject to FCC approval. The total purchase price for the licenses will be $55.0 million, payable in shares of common stock of the Company or in certain instances, at the Company's election, cash, which will be payable at the time of closing. During 1997, licenses acquired amounted to $10.4 million of which $7.5 million was paid in common stock at the closing. The remaining license acquisitions are expected to close within the next 12 months.

     In connection with the acquisition of additional licenses, the Company entered into service agreements whereby the Company supplied and installed telecommunications equipment and provided related consulting services. Total revenues recorded under such agreements were $4.2 million in 1997.


  ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

GOODNET

     On January 12, 1998, pursuant to an agreement between the Company and Telesoft Corp., the Company acquired Telesoft's Internet services subsidiary, ('GoodNet'), for a purchase price of approximately $22.0 million, consisting of $3.5 million cash and 732,784 shares of common stock of the Company valued at $18.5 million. GoodNet is a national provider of Internet services, offering high-capacity data communication services.

MIDCOM COMMUNICATIONS, INC.

     Effective January 21, 1998 (the 'Closing Date'), pursuant to an agreement between the Company and MIDCOM Communications Inc. and its subsidiaries (collectively, 'Midcom'), the Company acquired substantially all of Midcom's assets and businesses for a purchase price of approximately $92.0 million in cash. On December 23, 1997, $9.2 million of the purchase price was placed in escrow. On the Closing Date, $48.5 million of the purchase price was paid in cash to Midcom and its designees and $10.8 million of the purchase price was placed in escrow along with the initial deposit of $9.2 million to secure Midcom's obligations to indemnify the Company in certain circumstances. In addition, $23.5 million of the purchase price was placed in escrow on the Closing Date to secure Midcom's obligation to refund a portion of the purchase price in the event of a post-closing adjustment of the purchase price under the purchase agreement. Midcom is an entity in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

     Midcom is a provider of long distance voice and data telecommunications services primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

NOTE 3--INVESTMENTS IN MARKETABLE EQUITY SECURITIES

     The Company treats its investments in marketable securities as available for sale securities. As such, they are carried at market value, with the difference between the historical cost (which is determined on a FIFO basis) and the market value reflected in unrealized gains or losses on marketable equity securities, a component of stockholders' equity. During the year ended December 31, 1996, proceeds of $6,400,000 were realized on the sale of marketable securities, which were sold at carrying value. During the year ended December 31, 1997, all such investments were sold, generating proceeds of approximately $1,024,000 and a loss of approximately $27,000, which was recognized in operations. At December 31, 1996 and 1997, unrealized losses of $363,000 and $0 were carried in stockholders' equity.

NOTE 4--INVENTORIES

     Inventory is comprised of film inventories of $5,009,000 and $10,296,000 at December 31, 1996 and 1997, respectively.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                         DECEMBER 31,    DECEMBER 31,       ESTIMATED
                                                             1996            1997          USEFUL LIFE
                                                         ------------    ------------   ------------------
                                                                (IN THOUSANDS)
Telecommunications equipment and software.............     $ 58,788        $293,728     5 to 10 years
Furniture, fixtures and other.........................        3,354          12,504     4 to 5 years
Leasehold improvements................................        4,845          23,162     Lesser of life of
                                                                                        the lease or life
                                                                                        of the asset
                                                         ------------    ------------
                                                             66,987         329,394
Less accumulated depreciation and amortization........       (4,415)        (44,559)
                                                         ------------    ------------
                                                           $ 62,572        $284,835
                                                         ------------    ------------
                                                         ------------    ------------

NOTE 6--INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                         DECEMBER 31,    DECEMBER 31,       ESTIMATED
                                                             1996            1997          USEFUL LIFE
                                                         ------------    ------------   ------------------
                                                                (IN THOUSANDS)
Goodwill..............................................     $ 13,726        $ 17,865     5 to 20 years
Covenants not to compete and other....................           37              26     5 to 10 years
                                                         ------------    ------------
                                                             13,763          17,891
Less accumulated amortization.........................         (808)         (3,598)
                                                         ------------    ------------
                                                           $ 12,955        $ 14,293
                                                         ------------    ------------
                                                         ------------    ------------

     Licenses, which are subject to renewal through February 2001, are amortized over a 40-year period, in accordance with industry practice. As of December 31, 1996 and 1997, the value of licenses was $27.4 million and $174.8 million, net of accumulated amortization of $820,000 and $4.9 million, respectively.

NOTE 7--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  1996            1997
                                                                              ------------    ------------
                                                                                     (IN THOUSANDS)
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC......................     $     --        $200,000
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC II...................           --          50,000
14% Senior Discount Notes Due 2005.........................................      176,328         201,843
14 1/2% Senior Deferred Interest Notes Due 2005............................           --         111,691
15% Senior Subordinated Deferred Interest Notes Due 2007...................           --         103,542
14% Convertible Senior Subordinated Discount Notes Due 2005................       88,164         100,922
Other Notes Payable........................................................       20,570             857
                                                                              ------------    ------------
  Total....................................................................      285,062         768,855
Less Current Portion.......................................................       19,901             386
                                                                              ------------    ------------
Total Long Term Debt.......................................................     $265,161        $768,469
                                                                              ------------    ------------
                                                                              ------------    ------------

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--LONG-TERM DEBT--(CONTINUED)

1995 DEBT PLACEMENT

     In October 1995, the Company completed a $225.0 million private placement of debt securities with institutional investors (the '1995 Debt Placement'). The transaction was structured as a units offering with two components, $150.0 million of Senior Discount Notes Due 2005 (the 'Senior Discount Notes'), and $75 million of Convertible Senior Subordinated Discount Notes Due 2005 (the '1995 Convertible Notes'), convertible at $20.625 (subject to adjustment), a 10% premium over the closing price on October 18, 1995, the day of pricing. Both securities accrue interest at 14% per annum, with no interest payable during the first five years, and principal payable only at maturity in October 2005. Commencing April, 2001, both securities require the payment of interest only, in cash, until maturity. In addition, the 1995 Convertible Notes, including accretion thereon, will be automatically converted during the initial five-year period if the market price of the Company's common stock exceeds certain levels for thirty consecutive trading days, ranging from $37.50 per share in the first year to $44.00 per share in the fifth year.

     In accordance with the terms of the 1995 Debt Placement, the Company consummated an exchange offer in 1996 with respect to the Senior Discount Notes, whereby these notes were exchanged for new notes which were identical in every respect to the original Senior Discount Notes except that the new notes were registered under the Securities Act of 1933.

1997 DEBT PLACEMENTS

     In March 1997, the Company and WinStar Equipment Corp. ('WEC') issued an aggregate of $300.0 million of notes in the March 1997 Debt Placement, consisting of (i) $100.0 million of the 1997 Senior Deferred Interest Notes Due 2005 (the '1997 Senior Notes'), ranking pari passu with the 1995 Senior Discount Notes, and (ii) $200.0 million of 1997 Guaranteed Senior Secured Notes Due 2004 (the 'WEC Notes'). The Company also obtained a $150.0 million facility ('Facility') from affiliates of certain of the initial purchasers of the Notes. In August 1997, WinStar Equipment II Corp. ('WEC II') issued, pursuant to the Facility, $50.0 million of 1997 Guaranteed Senior Secured Notes Due 2004 (the 'WEC II Notes') and in October 1997, the Company utilized the remaining $100.0 million available under the Facility, issuing an aggregate of $100.0 million principal amount of 1997 Senior Subordinated Deferred Interest Notes Due 2007 (the 'October 1997 Notes').

     The obligations of WEC and WEC II under the WEC Notes and the WEC II Notes are unconditionally guaranteed by the Company and are secured by a security interest in the equipment and other property purchased by WEC and WEC II, as the case may be, with the proceeds thereof.

     The WEC Notes bear interest at a rate of 12 1/2% per annum, payable on March 15 and September 15, commencing September 15, 1997. The WEC Notes will mature on March 15, 2004 and are redeemable on or after March 15, 2002, at the option of the Company, in whole or in part, at certain specified prices. Additionally, in the event that by March 18, 1999, the Company has not applied the $200.0 million of proceeds from the sale of the WEC Notes to fund the acquisition costs of Designated Equipment (as defined), the Company is required to redeem the WEC Notes in an aggregate principal amount equal to such shortfall at a redemption price of 112.5% of such principal amount, plus accrued interest, if any, to the date of redemption.

     The WEC II Notes bear interest at a rate of 12 1/2% per annum, payable on March 15 and September 15, commencing September 15, 1997. The WEC II Notes mature on March 15, 2004 and are redeemable on or after March 15, 2002, at the option of the Company, in whole or in part, at certain specified prices. Additionally, in the event that by August 8, 1999, the Company has not applied the $50.0 million of proceeds from the sale of the WEC Notes to fund the acquisition costs of Designated Equipment, the Company is required to redeem the WEC II Notes in an aggregate principal amount equal to such shortfall at a redemption price of 112.5% of such principal amount, plus accrued interest, if any, to the date of redemption.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--LONG-TERM DEBT--(CONTINUED)

     The 1997 Senior Notes are unsecured, senior indebtedness of the Company, rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The 1997 Senior Notes bear interest at a rate of 14 1/2%. Until October 15, 2000, interest on the 1997 Senior Notes will accrue and compound semiannually, but will not be payable in cash. Interest on the Accumulated Amount (as defined in the 1997 Senior Notes Indenture) of the 1997 Senior Notes as of October 15, 2000 will be payable semiannually in cash on April 15 and October 15 of each year commencing April 15, 2001. The 1997 Senior Notes mature on October 15, 2005 and are redeemable on or after October 15, 2000, at the option of the Company, in whole or in part, at certain specified prices.

     The October 1997 Notes are unsecured, senior subordinated obligations of the Company, rank pari passu in right of payment with the 1995 Convertible Notes and are junior in right of payment to all existing future senior indebtedness of the Company. The October 1997 Notes bear interest at a rate of 15% per annum, and are payable on March 1 and September 1, commencing September 1, 2002. Until March 1, 2002, interest on the Notes will accrue and be compounded semiannually on each Semi Annual Interest Accrual Date (as defined in the Indenture relating to the October 1997 Notes), but will not be payable in cash. Interest on the Accumulated Amount (as defined in the Indenture relating to the October 1997 Notes) of the Notes as of March 1, 2002 will be payable semiannually commencing September 1, 2002. The Notes will mature on March 1, 2007 and are redeemable on or after March 1, 2002, at the option of the Company, in whole or in part, at certain specified prices.

     The terms of the Indentures relating to the 1995 and 1997 Debt Placements and the Certificates of Designation relating to certain of the Company's Preferred Stock agreements (see Notes 12 and 13) contain covenants placing certain restrictions on the ability of the Company to pay dividends or make other restricted payments, incur additional indebtedness, issue guarantees, sell assets, or enter into certain other specified transactions.

OTHER

     On October 8, 1996, in connection with the purchase of Locate (see Note 2), the Company issued two promissory notes in the aggregate principal amount of $17.5 million (the 'Locate Notes') bearing interest at an annual rate of 8%. Interest on the Locate Notes was payable on a quarterly basis. The Notes were due on the earlier of April 8, 1997, or the day after the date on which the shares into which the Notes may be converted have been registered pursuant to an effective registration statement. During 1997, the Locate Notes including accrued interest were paid in full. At December 31, 1996, the aggregate amount of the Locate Notes, including accrued interest thereon, was $17.8 million.


     In May 1995, a subsidiary of the Company issued $7.5 million of five year collateralized convertible notes bearing interest at a rate of 7%, payable semiannually, with all principal due and payable on May 24, 2000. On December 28, 1995, the note holders converted $3.75 million of the convertible notes and accrued interest thereon into 539,255 shares of common stock of the Company, and on November 24, 1996, converted the remaining outstanding notes of $3.75 million principal amount plus accrued interest thereon into 554,880 shares of common stock of the Company.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--LONG-TERM DEBT--(CONTINUED)

     Maturities of long-term debt at December 31, 1997, are as follows:

                                                                                  (IN THOUSANDS)
                                                                                  --------------
1998...........................................................................      $    386
1999...........................................................................           277
2000...........................................................................           194
2001...........................................................................            --
2002...........................................................................            --
Thereafter.....................................................................       767,998
                                                                                  --------------
                                                                                     $768,855
                                                                                  --------------
                                                                                  --------------

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

     Estimated fair values of the Company's Long Term Notes Payable, Convertible

Notes Payable, and Exchangeable Redeemable Preferred Stock which were calculated based upon quoted market prices, are as follows:

                                                                      DECEMBER 31, 1996         DECEMBER 31, 1997
                                                                    ----------------------    ----------------------
                                                                    CARRYING                  CARRYING
                                                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                    --------    ----------    --------    ----------
                                                                                     (IN THOUSANDS)
14% Senior Discount Notes Due 2005...............................   $176,328     $ 179,455    $201,843     $ 233,144
14% Convertible Senior Subordinated Discount Notes Due 2005......   $ 88,164     $  94,141    $100,922     $ 216,228
14 1/2% Senior Deferred Interest Notes Due 2005..................         --            --    $111,691     $ 132,000
15% Senior Subordinated Deferred Interest Notes Due 2007 ........         --            --    $103,542     $ 122,500
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC............         --            --    $200,000     $ 224,500
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC II ........         --            --    $ 50,000     $  55,750
14 1/2% Series C Senior Cumulative Exchangeable Redeemable
  Preferred Stock................................................         --            --    $175,553     $ 177,675

NOTE 9--CAPITAL LEASE OBLIGATIONS

     The Company leases telecommunications and other equipment through various equipment lease financing facilities. Such leases have been accounted for as capital leases.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--CAPITAL LEASE OBLIGATIONS--(CONTINUED)

     Future minimum lease payments on these capital leases are as follows:

YEAR ENDING DECEMBER 31                                                           (IN THOUSANDS)
-------------------------------------------------------------------------------   --------------
1998...........................................................................      $  9,941
1999...........................................................................         9,758
2000...........................................................................         8,321
2001...........................................................................         5,313
2002...........................................................................         1,834
Thereafter.....................................................................           194
                                                                                  --------------
Total payments.................................................................        35,361
Less amount representing interest..............................................        (6,690)
                                                                                  --------------

Present value of minimum lease payments........................................      $ 28,671
                                                                                  --------------
                                                                                  --------------

     The carrying value of assets under capital leases was $15.9 million and $28.0 million at December 31, 1996 and 1997 respectively, and is included in property and equipment. Amortization of these assets is included in depreciation expense.

NOTE 10--COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASES

     The Company's offices, manufacturing and warehousing facilities, along with various equipment and roof access rights, are leased under operating leases expiring in 1998 through 2012. Certain leases contain escalation clauses based upon increases in the consumer price index.

     Future minimum lease payments on noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31                                                           (IN THOUSANDS)
-------------------------------------------------------------------------------   --------------
1998...........................................................................      $ 13,800
1999...........................................................................        13,600
2000...........................................................................        13,200
2001...........................................................................        12,800
2002...........................................................................        12,400
Thereafter.....................................................................        80,500
                                                                                  --------------
                                                                                     $146,300
                                                                                  --------------
                                                                                  --------------

     Rent expense for the ten month period ended December 31, 1995 and the years ended December 31, 1996 and 1997 were $1.0 million, $4.4 million and $11.6 million, respectively.

B. EMPLOYMENT CONTRACTS

     Amounts due under employment contracts are as follows:

YEAR ENDING DECEMBER 31                                                           (IN THOUSANDS)
-------------------------------------------------------------------------------   --------------
1998...........................................................................       $2,485
1999...........................................................................        1,728

2000...........................................................................          479
                                                                                     -------
                                                                                      $4,692
                                                                                     -------
                                                                                     -------

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

C. LITIGATION

     The Company's residential long distance subsidiary, WinStar Gateway Network, Inc., occasionally receives inquiries from state authorities arising with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. In December 1996, the Federal Communications Commission ('FCC') and WinStar Gateway Network, Inc. ('WGN') entered into a consent decree which terminated an inquiry by the FCC into any alleged violations of unauthorized carrier conversions through the use of contest programs by certain of WGN's agents. The FCC cited WGN's efforts in identifying the problems caused by these agents and its proactive response in implementing self-directed remedial actions on its own as significant factors leading to the consent decree in lieu of initiating a formal investigation. The Company entered into assurances of voluntary compliance with the attorneys general of a number of states and has also initiated negotiations with other state authorities to resolve any claims by such authorities arising from the contest programs. The Company does not believe that the resolution of these issues will have a material adverse effect on the Company, its financial condition, or its results of operations.

     In June 1996, the Company commenced an action for declaratory judgment against a former officer of WGN, who had notified the Company of his belief that he was entitled to the issuance of certain shares of common stock of the Company (or payment of the cash value thereof) under the terms of stock options granted to him during his employment with WGN. He has based his beliefs on standard antidilution language contained in his stock option agreement. Such language was designed and intended to adjust the number of shares purchasable thereunder in the event of a merger, capital restructuring or other similar event of the Company. As WinStar Communications, Inc. has never been subject to a merger or capital restructuring, the former officer was immediately notified of the Company's belief that his claim was without merit in law or fact. To expedite resolution of these issues, the Company currently is seeking declaratory judgment that it has no obligation to the former officer.

     In January 1998, a stockholder suit, purported to be a class action, was commenced against the Company, its directors (and certain former directors) and one non-director officer in the Delaware Chancery Court seeking among other things, to invalidate certain portions of the Company's Stockholder Rights Plan, adopted in July 1997 (the 'Rights Plan') (see Note 12), and to recover unspecified damages and attorneys' fees. The complaint alleges that certain provisions of the Rights Plan, particularly the so-called 'Continuing Directors' provision, are not permitted under the Delaware General Corporation Law and the Company's Certificate of Incorporation. The Company believes strongly that these allegations are without merit and that the Rights Plan was properly adopted and is valid in its entirety. The Company is reviewing its available alternatives with regard to responding to this action.

     The Company is also involved in miscellaneous claims, inquiries and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

D. OTHER

     In connection with the purchase of telecommunications equipment including switches and radios, the Company enters into agreements with the suppliers of such equipment. As of December 31, 1997, the Company's noncancellable purchase commitments under these agreements were approximately $31 million. In addition, the Company has guaranteed $3.0 million of debt of Global Products.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--INCOME TAXES

     SFAS No. 109 requires the use of the liability method in accounting for income taxes. Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        1996            1997
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward................................    $   48,218      $  134,550
  Deferred interest expense......................................        10,417          21,636
  Allowance for doubtful accounts................................           433           1,140
  Deferred compensation..........................................            --             748
  Other..........................................................           961           2,291
                                                                    ------------    ------------
  Gross deferred tax assets......................................        60,029         160,365
  Valuation allowance............................................       (58,586)       (119,874)

                                                                    ------------    ------------
  Deferred tax asset net of allowance............................         1,443          40,491
                                                                    ------------    ------------
Deferred tax liabilities:
  Depreciation...................................................        (1,354)         (5,998)
  Amortization...................................................           (89)        (58,493)
                                                                    ------------    ------------
  Gross deferred tax liabilities.................................        (1,443)        (64,491)
                                                                    ------------    ------------
Net deferred tax asset (liability)...............................    $       --      $  (24,000)
                                                                    ------------    ------------
                                                                    ------------    ------------

     The federal net operating loss carryforward at December 31, 1997 is approximately $345.0 million. If not utilized, the net operating loss carryforward will expire in various amounts through the year 2012.

     Some of these losses are subject to utilization limitation under Section 382 of the Internal Revenue Code. However, the Company believes that substantially all of such losses will be available to offset future income.

     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowances at December 31, 1996 and December 31, 1997, primarily pertain to uncertainties with respect to future utilization of net operating loss carryforwards.

     On January 2, 1997, a net deferred tax liability of $26.5 million was recorded in connection with the acquisition of Milliwave (see Note 2). This deferred tax liability resulted from the temporary difference between the book and tax basis of the acquired licenses, and related to the scheduled reversal of the temporary differences through amortization in years 2018 through 2036 that could not be offset by deferred tax assets existing at January 2, 1997, the date of the Milliwave acquisition.

     During 1997, the Company recognized a deferred income tax benefit of $2.5 million relating to the Company's net loss carryforwards. The Company recognizes income tax benefits to the extent of future reversals of existing temporary differences.

NOTE 12--STOCKHOLDERS' EQUITY

COMMON STOCK

     The authorized common stock of WinStar was increased during 1997 from 75.0 million shares to 200.0 million shares, $.01 par value. The holders of common stock of WinStar are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Although the Company has no present intention of paying any cash dividends (and is currently restricted from doing so under its indentures), holders of the common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation or dissolution of WinStar, holders of the common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--STOCKHOLDERS' EQUITY--(CONTINUED)

preferences of preferred shares. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

PREFERRED STOCK

     The authorized capital stock of the Company includes 15 million shares of 'Blank Check' preferred stock, which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

SERIES A

     On February 11, 1997, the Company sold 4.0 million shares of 6% Series A cumulative convertible preferred stock, par value $0.01, and 1.6 million warrants to purchase common stock of the Company, par value $0.01, for gross proceeds of $100.0 million. The preferred stock earns a 6% annual dividend, payable quarterly in kind, and matures on February 11, 2002.

     Two million shares of preferred stock became convertible beginning on August 11, 1997, and certain of these shares were converted at prices ranging from $16.75 per share to $18.86 per share, while the remainder became convertible on February 11, 1998. All remaining outstanding shares are convertible at $25 per share. On February 11, 2002, any preferred stock still outstanding will be automatically converted into shares of the Company's common stock, unless the Company elects to pay, in lieu of conversion, the equivalent value in cash.

     The warrants are exerciseable at $25 per share, and expire on February 11, 2002. The Company has the right to call the warrants after February 11, 2000, if the Company's common stock price has exceeded $40 on each of the previous twenty trading days.

RIGHTS TO PURCHASE SERIES B PREFERRED STOCK

     Under a Rights Agreement dated as of July 2, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, which was adopted by the Board of Directors of the Company on July 2, 1997, holders of Common Stock of the Company received, as a dividend, preferred stock purchase rights

(the 'Rights') at the rate of one Right for each share of Common Stock held as of the close of business on July 14, 1997. One Right will also attach to each share of Common Stock issued thereafter. Currently the Rights are not separate from the Common Stock and are not exercisable, and the Rights will only separate from the Common Stock and become exercisable if a person or group acquires 10% or more of the Company's outstanding Common Stock (an 'Acquiring Person') or launches a tender or exchange offer that would result in ownership of 10% or more the Company's outstanding common Stock. Each Right that is not owned by an Acquiring Person entitles the holder of the right to buy one one-thousandth of one share (a 'Unit') of Series B Preferred Stock which will be issued by the Company. If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain transactions involving conflicts of interest or in a business combination in which the Company's Common Stock remains outstanding, then the Rights Plan provides that each Right, other than any Right held by the Acquiring Person, entitles the holder to purchase, for $70, Units with a market value of $140. However, if the Company is involved in a business combination in which the Company itself is not the survivor, or if the Company sells 50% or more of its assets or earning power to another person, then the Rights Plan provides that each Right entitled the holder to purchase, for $70, shares of the common stock of the Acquiring Person's ultimate parent having a market value of $140.

     At any time until ten days following the date on which a person acquires 10% or more of the Company's Common Stock the Company may redeem all (but not less than all) of the Rights for $0.0001 per Right. The Rights expire in ten years. The Series B Preferred Stock will be junior, with respect to dividends and liquidation

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--STOCKHOLDERS' EQUITY--(CONTINUED)

rights, to any other series of preferred stock of the Company. the Series B Preferred Stock has dividend and liquidation preferences over the Common Stock of the Company.

SERIES E PREFERRED STOCK

     In April 1995, the Company completed a private placement of 932,040 shares of Series E Convertible Preferred Stock ('Preferred Stock E') at a price of $6.4375 per share, for gross proceeds of $6 million. Preferred Stock E holders were entitled to dividends at the rate of 9% per annum, payable quarterly beginning on June 30, 1995. During the ten month period ended December 31, 1995, the entire 932,040 shares of Preferred Stock E were converted into 634,228 shares of common stock.

NOTE 13--REDEEMABLE SERIES C PREFERRED STOCK

     On December 22, 1997, the Company issued 175,000 shares of Series C Senior Cumulative Exchangeable Preferred Stock Due 2007 ('Series C Exchangeable

Preferred Stock'), for gross proceeds of $175.0 million. The Company agreed to exchange the preferred stock for new preferred stock identical in every respect except that it would be registered under the Securities Act of 1933. During February 1998, the new preferred stock was registered.

     Each share of Series C Exchangeable Preferred Stock has a liquidation preference of $1,000 ('Liquidation Preference'). Dividends on the Series C Exchangeable Preferred Stock accrue from December 22, 1997 at the rate per share of 14 1/4% of the Accumulated Amount (as defined) per annum, compounded semiannually on each June 15 and December 15, but will not be payable in cash, except as set forth in the next sentence. Commencing on the first June 15 or December 15 (each a 'Dividend Payment Date') which is at least six months after the later of December 15, 2002, and the Specified Debt Satisfaction Date (as defined) (the 'Cash Payment Date'), dividends on the Series C Exchangeable Preferred Stock will be payable in cash as a rate per annum equal to 14 1/4% of the Accumulated Amount as of the Dividend Payment Date preceding such date. In the event that the Specified Debt Satisfaction Date shall not have occurred before December 15, 2002, the rate otherwise applicable to the Series C Exchangeable Preferred Stock shall be increased by 150 basis points from December 15, 2002, until the Dividend Payment Date falling on or after the Specified Debt Satisfaction Date. As of December 31, 1997 dividends totaling approximately $553,000 have been accrued.

     The Series C Exchangeable Preferred Stock is not redeemable prior to December 15, 2002. On or after December 15, 2002, the Series C Exchangeable Preferred Stock is redeemable at the option of the Company, in whole or in part, at specified redemption prices plus accumulated and unpaid dividends, if any, to the date of redemption. The Company is required to redeem the Series C Exchangeable Preferred Stock at the Liquidation Preference thereof, plus accumulated and unpaid dividends, if any, on December 15, 2007, out of any funds legally available therefor.

     The Series C Exchangeable Preferred Stock ranks (i) senior to all existing and future Junior Stock (as defined) including the Series A Preferred Stock;
(ii) on a Parity basis with all existing and future Parity Stock; and (iii) junior to all Senior Stock (as defined). In addition the Series C Exchangeable Preferred Stock is junior in right of payment to all indebtedness of the Company and its subsidiaries.

     On any scheduled Dividend Payment Date following the Specified Debt Satisfaction Date, the Company may, at is option, exchange all but not less than all of the share of Series C Exchangeable Preferred Stock then outstanding for 14 1/4% Senior Subordinated Deferred Interest Notes Due 2007 ('Exchange Debentures') in an aggregate Accumulated Amount equal to the aggregate Accumulated Amount of the shares of Series C Exchangeable Preferred Stock outstanding at the time of such exchange, plus accumulated and unpaid dividends to the date of exchange. The issuance of the Exchange Debentures upon each exchange will be registered under the Securities Act pursuant to a Registration Statement. Until the Cash Payment Date, interest on the outstanding Exchange Debentures if any, will accrue at a rate of 14 1/4% of the Accumulated Amount per annum and will be compounded semiannually on each June 15 and December 15 (each an 'Interest Payment Date') but will not be

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--REDEEMABLE SERIES C PREFERRED STOCK--(CONTINUED)

payable in cash except as set forth in the next sentence. Commencing on the first Interest Payment Date following the later of the Exchange Date (as defined) or the Cash Payment Date, interest will be payable in cash at a rate per annum equal to 14 1/4% of the Accumulated Amount as of the Exchange Date. The Exchange Debentures, if issued, will be unsecured, senior subordinated obligations of the Company, subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries, and will rank pari passu with the Company's existing 1997 Senior Subordinated Notes and the Company's Convertible Notes.

NOTE 14--STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     The Company has three stock option plans, the 1990 Plan, the 1992 Performance Equity Plan ('1992 Plan'), and the 1995 Performance Equity Plan ('1995 Plan'). The 1990 Plan is a non-qualified common stock incentive plan, as amended, pursuant to which options to purchase an aggregate of 150,000 shares of common stock may be granted to key employees of the Company as selected by the Board of Directors. The exercise price for shares covered by options granted pursuant to this plan will not be less than the fair market value of the shares on the date of the grant. The 1992 Plan authorizes the granting of awards up to
1.5 million shares of common stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as 'incentive' stock options under the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The plan provides for automatic issuance of 10,000 stock options annually to each director on January 13, at the fair market value at that date, subject to availability. The 1995 Plan authorizes the granting of awards of up to 7.5 million shares of the Company's common stock to the Company's key employees, officers, directors and consultants. The 1995 Plan is similar to the 1992 Plan, except that the 1995 Plan does not provide for annual automatic annual director grants. The Company has also granted options to certain individuals outside the three plans. The options are exercisable over a period ranging from immediately to five years, depending on option terms.

     The following table summarizes option activity for the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997:

                                                                                          WEIGHTED AVERAGE
                                                                     NUMBER OF OPTIONS     EXERCISE PRICE
                                                                     -----------------    ----------------
                                                                      (IN THOUSANDS)

Balance, February 28, 1995........................................          6,149              $ 3.85
  Granted.........................................................          3,896              $ 9.13
  Exercised.......................................................         (2,092)             $ 2.35
  Canceled........................................................           (708)             $ 3.21
                                                                          -------
Balance, December 31, 1995........................................          7,245              $ 6.90
  Granted.........................................................          4,057              $18.55
  Exercised.......................................................           (921)             $ 6.00
  Canceled........................................................           (669)             $12.72
                                                                          -------
Balance, December 31, 1996........................................          9,712              $11.43
  Granted.........................................................          3,905              $15.62
  Exercised.......................................................         (1,214)             $ 7.14
  Canceled........................................................           (752)             $16.18
                                                                          -------
Balance, December 31, 1997........................................         11,651              $13.27
                                                                          =======

     As of December 31, 1997, options outstanding for 5.2 million shares were exercisable at prices ranging from $1.50 to $31.13, and the weighted remaining contractual life was 4.9 years.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--STOCK OPTIONS AND STOCK PURCHASE WARRANTS--(CONTINUED)

     The following table summarizes option data as of December 31, 1997:

                                 NUMBER                                                  NUMBER
                              OUTSTANDING          WEIGHTED           WEIGHTED        EXERCISABLE         WEIGHTED
                                 AS OF             AVERAGE            AVERAGE            AS OF            AVERAGE
                                12/31/97          REMAINING           EXERCISE          12/31/97          EXERCISE
 RANGE OF EXERCISE PRICES    (IN THOUSANDS)    CONTRACTUAL LIFE        PRICE         (IN THOUSANDS)        PRICE
--------------------------   --------------    ----------------    --------------    --------------    --------------
      $ 1.50-$ 7.00               2,541              2.83              $ 4.75             2,490            $ 4.72
      $ 7.31-$12.00               2,759              5.46              $ 9.88               950            $ 8.14
      $12.13-$16.81               2,481              5.21              $15.15               721            $15.02
      $16.88-$20.38               2,571              5.95              $18.33               663            $18.40
      $20.38-$31.13               1,299              5.17              $23.55               384            $22.24
                                -------                                                  ------
      $ 1.50-$31.13              11,651              4.91              $13.27             5,208            $ 9.81
                                =======                                                  ======

     Compensation cost charged to operations, which the Company records for options granted to non-employees, was $0, $150,000 and $0 in the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997, respectively.

     The Company measures compensation in accordance with the provisions of APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the ten months ended December 31, 1995 or the years ended December 31, 1996 or 1997. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                                                       1995         1996         1997
                                                                     ---------    ---------    ---------
Dividend Yield....................................................          0%           0%           0%
Risk-Free Interest Rate...........................................        6.0%         6.0%         6.0%
Expected Life after Vesting Period
  Directors and Officers..........................................   2.0 Years    2.0 Years    2.0 Years
  Others..........................................................   0.5 Years    0.5 Years    0.5 Years
Expected Volatility...............................................      66.88%       66.88%       66.88%

     Had compensation cost been determined under FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                                TEN MONTHS         YEAR            YEAR
                                                                  ENDED           ENDED           ENDED
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   1995            1996            1997
                                                               ------------    ------------    ------------
                                                                              (IN THOUSANDS)
Net Loss Applicable to Common Stockholders:
  As reported...............................................     $(15,857)       $(83,723)      $ (255,363)
  Pro forma for FASB No. 123................................     $(21,795)       $(98,765)      $ (272,497)
Loss Per Share--Basic and Diluted:
  As reported...............................................     $  (0.70)       $  (3.00)      $    (7.68)
  Pro forma for FASB No. 123................................     $  (0.96)       $  (3.54)      $    (8.20)

     The weighted average fair value of options granted during the years ended December 31, 1996 and 1997 was $18.78 and $15.63 per share, respectively.

     During the initial phase-in period of FASB Statement No. 123, such compensation expense may not be representative of the future effects of applying this statement.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--STOCK OPTIONS AND STOCK PURCHASE WARRANTS--(CONTINUED)

     Warrants to purchase the Company's common stock were issued as follows (warrants in thousands):

                           10 MONTHS ENDED                  YEAR ENDED                    YEAR ENDED
                          DECEMBER 31, 1995             DECEMBER 31, 1996             DECEMBER 31, 1997
                      --------------------------    --------------------------    --------------------------
                      WARRANTS     PRICE/SHARE      WARRANTS     PRICE/SHARE      WARRANTS     PRICE/SHARE
                      --------    --------------    --------    --------------    --------    --------------
Beginning
  Balance..........     --              --           400        $12.00-$13.00         400     $12.00-$13.00
Warrants Issued....    400        $12.00-$13.00       --              --            1,600     $   25.00
Warrants
  Exercised........     --              --            --              --               --           --
Warrants Expired...     --              --            --              --               --           --
                       ---                           ---                          --------
Ending Balance.....    400        $12.00-$13.00      400        $12.00-$13.00       2,000     $12.00-$25.00
                       ---                           ---                          --------
                       ---                           ---                          --------

NOTE 15--RELATED PARTY TRANSACTIONS

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

     In connection with the Company' purchase of certain assets of Locate, the Company entered into a Services Agreement with Locate in April 1996. Under the Agreement, the Company provided consulting services to Locate regarding the operation of Locate's business. During the year ended December 31, 1996, Locate paid the Company approximately $352,000 under the Services Agreement.

PRIVATE EXCHANGE TRANSACTION

     On November 29, 1995, the Company acquired, in exchange for the issuance of 3,741,224 shares of its common stock ('Private Exchange'), substantially all of the assets of WinStar Companies, whose assets consisted of (i) all the outstanding capital stock of WinStar Services and WinStar Venture, two wholly owned subsidiaries of WinStar Companies, and (ii) 389,580 shares of the

Company's common stock owned by WinStar Companies. The sole assets of WinStar Services and WinStar Venture were 2,117,183 shares of the Company's common stock and other securities of the Company that were exercisable or convertible into 1,429,633 shares of the Company's common stock. Accordingly, the Company issued 3,741,224 shares of the Company's common stock and, in exchange, acquired 3,936,396 shares of common stock and common stock equivalents. All of the Company's common stock and certain of the common stock equivalents received in the Private Exchange were included in Treasury Stock at December 31, 1995 and were retired in 1996. WinStar Companies, WinStar Services and WinStar Venture had no liabilities at the time of the closing of the Private Exchange other than a liability previously assumed by the Company or liabilities for which the Company is being indemnified. No claims for any liabilities have been received by the Company.

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--RELATED PARTY TRANSACTIONS--(CONTINUED)

     The stockholders of WinStar Companies included several of the Company's current executive officers one of whom is also a director. Simultaneously with the Private Exchange, WinStar Companies was dissolved and the new shares issued in the Private Exchange were issued directly to the stockholders of WinStar Companies in proportion to their equity ownership of WinStar Companies.

     The Private Exchange was considered and approved by a special committee of independent and disinterested directors of the Company and an opinion from an independent investment banking firm that the Private Exchange was fair to the Company and its stockholders was obtained in connection with the Private Exchange.

AGREEMENT WITH ITC GROUP, INC.

     In May 1994, the Company, WinStar Wireless, Inc. ('WWI') and ITC Group, Inc. ('ITC'), a telecommunications consulting firm, entered into a two-year agreement pursuant to which ITC advised the Company on the operations of its telecommunications business. ITC, together with the management and employees of WWI, developed and implemented a two-year operating plan for the Company's wireless telecommunications business. Pursuant to the terms of the consulting agreement, ITC made its consultants available to the Company and its subsidiaries. The Company paid ITC an annual base consulting fee of $700,000 for the services of a core management team, as well as supplemental fees at agreed upon rates for additional consulting services rendered by ITC as necessary from time to time. Under the terms of the agreement, ITC provided up to 12 consultants at any given time. From March 1995 through September 1995, ITC was paid $1 million in fees and expenses in connection with the consulting agreement, and the Company granted options to purchase an aggregate of 500,000 shares of its common stock for $4.41 per share to certain consultants of ITC.

     Effective September 5, 1995, ITC's President became President and Chief Operating Officer of the Company and certain core management personnel previously provided by ITC also became employees. Concurrently, ITC ceased providing services to the Company under the consulting agreement, and the Company's obligation to pay any future compensation to ITC under such agreement was terminated.

NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the ten months ended December 31, 1995, and the years ended December 31, 1996 and 1997 was $1.3 million, $2.1 million and $26.0 million, respectively. During the years ended December 31, 1996 and 1997, the Company capitalized $300,000 and $4.2 million of interest incurred in connection with the buildout of its telecommunications network respectively. No interest was capitalized in the ten months ended December 31, 1995.

     During the ten months ended December 31, 1995, the Company completed the following material noncash transactions: (i) the conversion of $3.75 million of convertible notes plus accrued interest thereon; (ii) the conversion of all shares of Preferred Stock Series E; (iii) the acquisition of approximately $7.5 million in property and equipment through various capitalized leases; (iv) the Private Exchange transaction (see Note 14); (v) the settlement of the Company's placement expenses from the gross proceeds of the Debt Placement; and (vi) the acquisition of Avant-Garde.

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

     During the year ended December 31, 1997, the Company completed the following material noncash transactions: (i) dividends-in-kind on the Series A Preferred Stock for the aggregate amount of $5.3 million; (ii) the acquisition of $8.9 million in property and equipment through various capitalized leases;
(iii) the issuance

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION--(CONTINUED)

of 337,648 shares of common stock with a value of $7.5 million in connection with the acquisition of licenses; (iv) The issuance of 3,594,620 shares of Common Stock with a value of approximately $75 million in connection with the acquisition of Milliwave Limited Partnership.

NOTE 17--ADVERTISING COSTS

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the ten months ended December 31, 1995, and the years ended December 31, 1996 and 1997 was approximately $500,000, $4.3 million and $11.0 million, respectively.

NOTE 18--BUSINESS SEGMENTS

The Company's continuing business segments are telecommunications and information services. The following table is a summary of the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997:

                                                                  TOTAL
                                                                CONTINUING                 CONSOLIDATED    DISCONTINUED
                                TELECOMMUNI-     INFORMATION     BUSINESS      GENERAL      CONTINUING     OPERATION--
                                   CATIONS        SERVICES       SEGMENTS     CORPORATE     OPERATIONS     MERCHANDISING
                                -------------    -----------    ----------    ---------    ------------    -------------
                                                                     (IN THOUSANDS)
FOR THE TEN MONTHS ENDED
  DECEMBER 31, 1995
  Net sales..................     $  13,137        $ 2,648      $   15,785    $      --     $   15,785
  Operating income (loss)....     $  (7,288)       $   217      $   (7,071)   $  (3,861)    $  (10,932)       $   237
  EBITDA.....................     $  (6,358)       $   241      $   (6,117)   $  (3,758)    $   (9,875)
  Depreciation and
     amortization............     $     930        $    24      $      954    $     104     $    1,058
  Capital expenditures.......     $   7,458        $    14      $    7,472    $     651     $    8,123
Identifiable assets at
  December 31, 1995..........     $  36,998        $20,195      $   57,193    $ 217,711     $  274,904        $ 3,321
FOR THE YEAR ENDED DECEMBER
  31, 1996
  Net sales..................     $  33,969        $14,650      $   48,619    $      --     $   48,619
  Operating loss.............     $ (43,698)       $(1,409)     $  (45,107)   $ (11,373)    $  (56,480)       $(1,010)
  EBITDA.....................     $ (39,206)       $  (890)     $  (40,096)   $  (9,796)    $  (49,892)
  Depreciation and
     amortization............     $   3,831        $   469      $    4,300    $     202     $    4,502
  Capital expenditures.......     $  46,632        $   701      $   47,333    $     509     $   47,842
Identifiable assets at

  December 31, 1996..........     $ 101,380        $30,133      $  131,513    $ 143,462     $  274,975        $ 3,814
FOR THE YEAR ENDED DECEMBER
  31, 1997
  Net sales..................     $  38,277        $41,354      $   79,631           --     $   79,631
  Operating loss.............     $(153,139)       $(4,092)     $ (157,231)   $ (30,815)    $ (188,046)       $(6,477)
  EBITDA.....................     $(128,637)       $(2,786)     $ (131,423)   $ (26,922)    $ (158,345)
  Depreciation and
     amortization............     $  24,502        $ 1,306      $   25,808    $   3,893     $   29,701
  Capital expenditures.......     $ 219,979        $   612      $  220,591    $   1,709     $  222,300
Identifiable assets at
  December 31, 1997..........     $ 399,111        $30,376      $  429,487    $ 544,809     $  974,296        $ 2,105

------------------
EBITDA represents operating income (loss) plus interest, taxes, depreciation and amortization.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly financial data for 1996 and 1997 for the Company is as follows:

                                                                QUARTER ENDED 1996 (UNAUDITED)
                                                     -----------------------------------------------------
                                                     MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                     ---------    ---------    ------------    -----------
                                                                        (IN THOUSANDS)
Operating revenues
  Telecommunications services.....................   $  10,217    $  10,356     $    7,384      $   6,012
  Information services............................         771        2,652          4,056          7,171
                                                     ---------    ---------    ------------    -----------
Total operating revenues..........................      10,988       13,008         11,440         13,183
                                                     ---------    ---------    ------------    -----------
Operating expenses
  Cost of services and products...................       6,678        9,175          9,250         13,130
  Selling, general and administrative expenses....       8,845       14,401         15,816         23,303
  Depreciation and amortization...................         492          679          1,158          2,172
                                                     ---------    ---------    ------------    -----------
     Total operating expenses.....................      16,015       24,255         26,244         38,605
                                                     ---------    ---------    ------------    -----------
Operating loss....................................      (5,027)     (11,247)       (14,784)       (25,422)
Other (expense) income
  Interest expense................................      (8,643)      (9,007)        (9,045)       (10,053)
  Interest income.................................       3,108        2,664          2,570          2,173

                                                     ---------    ---------    ------------    -----------
Loss from continuing operations...................     (10,562)     (17,590)       (21,259)       (33,302)
Discontinued operations...........................        (137)        (526)            47           (394)
                                                     ---------    ---------    ------------    -----------
Net loss..........................................   $ (10,699)   $ (18,116)    $  (21,212)     $ (33,696)
                                                     ---------    ---------    ------------    -----------
                                                     ---------    ---------    ------------    -----------
Basic and diluted net income (loss) per share:
From continuing operations........................   $   (0.39)   $   (0.63)    $    (0.76)     $   (1.17)
From discontinued operations......................       (0.00)       (0.02)          0.01          (0.01)
                                                     ---------    ---------    ------------    -----------
Net loss per share................................   $   (0.39)   $   (0.65)    $    (0.75)     $   (1.18)
                                                     ---------    ---------    ------------    -----------
                                                     ---------    ---------    ------------    -----------

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--(CONTINUED)

                                                                QUARTER ENDED 1996 (UNAUDITED)
                                                     -----------------------------------------------------
                                                     MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                     ---------    ---------    ------------    -----------
                                                                        (IN THOUSANDS)
Operating revenues
  Telecommunications services.....................   $   7,763    $   7,678     $    9,169      $  14,367
  Information services............................       6,014        8,662         11,017         15,661
                                                     ---------    ---------    ------------    -----------
Total operating revenues..........................      13,077       16,340         20,186         30,028
                                                     ---------    ---------    ------------    -----------
Operating expenses
  Cost of services and products...................      12,959       15,908         19,621         32,529
  Selling, general and administrative expenses....      29,553       39,228         41,135         47,043
  Depreciation and amortization...................       3,501        4,896          7,077         14,227
                                                     ---------    ---------    ------------    -----------
Total operating expenses..........................      46,013       60,032         67,833         93,799
                                                     ---------    ---------    ------------    -----------
Operating loss....................................     (32,936)     (43,692)       (47,647)       (63,771)
Other (expense) income
  Interest (expense)..............................     (10,798)     (20,194)       (22,082)       (24,183)
  Interest income.................................       2,235        5,090          3,727          6,525
Other income......................................          --           --          2,219             --
                                                     ---------    ---------    ------------    -----------
Loss from continuing operations before income tax
  benefit.........................................     (41,499)     (58,796)       (63,783)       (81,429)

Income tax benefit................................          --           --             --          2,500
                                                     ---------    ---------    ------------    -----------
Loss from continuing operations...................     (41,499)     (58,796)       (63,783)       (78,929)
Loss from discontinued operations.................        (477)          --         (1,500)        (4,500)
                                                     ---------    ---------    ------------    -----------
Net loss..........................................   $ (41,976)   $ (58,796)    $  (65,283)       (83,429)
                                                     ---------    ---------    ------------    -----------
                                                     ---------    ---------    ------------    -----------
Basic and diluted net loss per share
From continuing operations........................   $   (1.27)   $   (1.85)    $    (1.97)     $   (2.37)
From discontinued operations......................       (0.02)          --          (0.04)         (0.13)
                                                     ---------    ---------    ------------    -----------
Net loss per share................................   $   (1.29)   $   (1.85)    $    (2.01)     $   (2.50)
                                                     ---------    ---------    ------------    -----------
                                                     ---------    ---------    ------------    -----------

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

NOTE 20--DISCONTINUED OPERATION--WINSTAR GLOBAL PRODUCTS, INC.

     On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, Global Products, was approved by the Board of Directors, and it is anticipated that the disposal will be completed within the next 12 months. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20--DISCONTINUED OPERATION--WINSTAR GLOBAL PRODUCTS, INC.--(CONTINUED)

     Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                                              FOR THE TEN     FOR THE YEAR    FOR THE YEAR
                                                              MONTHS ENDED       ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  1995            1996            1997
                                                              ------------    ------------    ------------

Operating revenues.........................................     $ 13,986        $ 19,429        $ 15,665
                                                              ------------    ------------    ------------
Cost of services and products..............................        8,833          13,903          17,534
Selling, general & administrative..........................        4,289           5,323           8,393
Depreciation and amortization..............................          183             245             464
                                                              ------------    ------------    ------------
Total operating expenses...................................     $ 13,305        $ 19,471        $ 26,391
                                                              ------------    ------------    ------------
Operating income (loss)....................................          681             (42)        (10,726)
Interest expense, net......................................         (444)           (968)           (854)
                                                              ------------    ------------    ------------
Net income (loss)..........................................     $    237        $ (1,010)       $(11,580)
                                                              ------------    ------------    ------------
                                                              ------------    ------------    ------------


                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  1996            1997
                                                                              ------------    ------------
Assets:
Accounts receivable, net..................................................      $  4,499        $  4,383
Inventories...............................................................         8,606           4,663
Other assets..............................................................         2,143           1,268
                                                                              ------------    ------------
  Total Assets............................................................        15,248          10,314
                                                                              ------------    ------------
Liabilities:
Current liabilities.......................................................         3,102           3,570
Other liabilities.........................................................         8,332           9,951
                                                                              ------------    ------------
  Total liabilities.......................................................        11,434          13,521
                                                                              ------------    ------------
  Net assets (deficit)....................................................      $  3,814        $ (3,207)
                                                                              ------------    ------------
                                                                              ------------    ------------

     During the year ended December 31, 1997, the Company reduced the carrying amount of its investment to $2,105,000 and recorded a loss on discontinued operations of $6,477,000.

NOTE 21-- CONDENSED FINANCIAL INFORMATION OF WINSTAR EQUIPMENT CORP. AND WINSTAR EQUIPMENT II CORP.

     The Company's wholly-owned subsidiaries, WEC and WEC II, each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property ('Designated Equipment'), received $200.0 million and $50.0 million in gross proceeds, respectively, from the issuance and sale of 12.5% Guaranteed Senior Secured Notes in placements of debt in March and August of 1997, respectively (see Note
7). The use of the proceeds of the Guaranteed Senior Secured Notes are to be used to purchase designated equipment and, if such equipment is not purchased within a specified period, WEC and WEC II must apply unused proceeds thereof to redeem the WEC and WEC II Notes, respectively. Both the interest and principal of the WEC Notes are guaranteed by the Company.

     WEC and WEC II have no independent operations other than to purchase designated equipment to lease same to the Company's other telecommunications subsidiaries. Given this operating environment, it is unlikely, in the opinion of management, that WEC or WEC II will generate sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

     Summary financial information of WEC and WEC II, which are included in the consolidated financial statements of the Company, are as follows (in thousands):

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 21-- CONDENSED FINANCIAL INFORMATION OF WINSTAR EQUIPMENT CORP.
           AND WINSTAR EQUIPMENT II CORP.--(CONTINUED)

     Balance sheet information at December 31, 1997:

                                                                           WEC        WEC II
                                                                        ---------    --------
Current assets.......................................................   $ 144,004    $ 48,394
Long-term assets.....................................................      71,424       2,660
Current liabilities..................................................     (25,601)     (2,432)
Long-term liabilities................................................    (200,000)    (50,000)
                                                                        ---------    --------
Stockholders' deficit................................................   $ (10,173)   $ (1,378)
                                                                        ---------    --------
                                                                        ---------    --------

     Statements of operations information for WEC for the period from its inception through December 31, 1997, and for WEC II for the period from its inception through December 31, 1997, are as follows (in thousands):

                                                                 WEC                WEC II
                                                             PERIOD FROM          PERIOD FROM
                                                           MARCH 13, 1997       AUGUST 8, 1997
                                                           (INCEPTION) TO       (INCEPTION) TO
                                                          DECEMBER 31, 1997    DECEMBER 31, 1997
                                                          -----------------    -----------------

Rental revenues from other WinStar subsidiaries........       $     854             $    --
Interest income from other WinStar subsidiaries........           1,207                  --
Interest income--investments...........................           7,765               1,105
Selling, general and administrative expenses...........          (1,470)                 --
Interest expense.......................................         (18,529)             (2,483)
                                                          -----------------        --------
Net loss...............................................       $ (10,173)            $(1,378)
                                                          -----------------        --------
                                                          -----------------        --------

     Separate financial statements concerning WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the condensed consolidated financial statements of the Company.

NOTE 22--EMPLOYEE BENEFIT PROGRAMS

     The Company has a defined contribution 401K Plan for substantially all full time employees. The Company makes a 25% matching contribution up to 6% of participant's compensation, subject to certain limitations. The Company contribution vests over a five year period. Company contributions to date have not been significant.

NOTE 23--NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, 'Disclosures About Segments of an Enterprise and Related Information' (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in 1998. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

NOTE 24--SUBSEQUENT EVENT (UNAUDITED)

     In March 1998 the company issued an aggregate of $650.0 million of notes and preferred stock consisting of $200.0 million of 10% Senior subordinated Notes Due 2008, $250.0 million of 11% Senior Subordinated Deferred Interest Notes Due 2008 and $200.0 million of Series D 7% Senior Cumulative Convertible Preferred Stock Due 2010.

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
WinStar Communications, Inc.

In connection with our audit of the consolidated financial statements of WinStar Communications, Inc. and Subsidiaries referred to in our report dated February 12, 1998, which is included in this Annual Report on Form 10-K, we have also audited Schedule II for the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
February 12, 1998

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                            COLUMN C
                                                             COLUMN B     ------------
                                                            ----------     ADDITIONS                       COLUMN E
                        COLUMN A                            BALANCE AT      CHARGED        COLUMN D     --------------
---------------------------------------------------------   BEGINNING     TO COSTS AND    ----------    BALANCE AT END
                       DESCRIPTION                          OF PERIOD       EXPENSES      DEDUCTIONS      OF PERIOD
---------------------------------------------------------   ----------    ------------    ----------    --------------
Reserves deducted from assets to which they apply:
Year ended December 31, 1997
  Allowance for doubtful accounts(a).....................    $ 851,512     $ 5,674,018    $2,706,274(b)   $3,819,256
                                                            ----------    ------------    ----------    --------------
                                                            ----------    ------------    ----------    --------------
Year ended December 31, 1996
  Allowance for doubtful accounts(a).....................    $ 684,355     $ 1,818,521    $1,651,364(b)   $  851,512
                                                            ----------    ------------    ----------    --------------
                                                            ----------    ------------    ----------    --------------
Ten months ended December 31, 1995
  Allowance for doubtful accounts(a).....................    $ 740,688     $   852,425    $  908,758(b)   $  684,355
                                                            ----------    ------------    ----------    --------------
                                                            ----------    ------------    ----------    --------------

------------------
(a) Deducted from accounts receivable
(b) Uncollectible accounts receivable charged against allowance