Form 10-K/A
period 1997-12-31
WINSTAR COMMUNICATIONS INC
filed 1998-04-30
CIK 868797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                          AMENDMENT NO. 1 TO FORM 10-K
                                       ON
                                   FORM 10-K/A

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission file number 1-10726

                       ----------------------------------


                          WINSTAR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                           13-3585278
(State of Incorporation)                    (I.R.S. Employer Identification No.

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   |X|   No |_|

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Issuer's revenues for its most recent fiscal year: $79,631,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 27, 1998, the aggregate market value of such stock was $1,599 million.

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 27, 1998, the number of shares of Common Stock outstanding was 37,217,000.

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

     William J.  Rouhana,  Jr., 45, has been a director of the Company since its inception, its Chairman of the Board since February 1991, and its Chief Executive Officer since May 1994. Mr. Rouhana was President and Chief Executive Officer of WinStar Companies, Inc., a merchant banking firm which focused on media and telecommunications investments ("WinStar Companies"), and its affiliates from 1983 until November 1995. Through WinStar Companies, he served, from August 1987 to February 1989, as Vice Chairman of the Board and Chief Operating Officer of Management Company Entertainment Group, Inc., a diversified distributor of entertainment products and, thereafter, as its Vice Chairman of the Board until May 1990. Mr. Rouhana was in private legal practice from 1977 to 1984, specializing in the financing of entities involved in the development of entertainment products and information services. Mr. Rouhana was Vice Chairman of the Board of Governors of the United Nations Association through 1997 and is a member of the Board of Directors of Business Executives for National Security. He is a Phi Beta Kappa graduate of Colby College, a Thomas J. Watson Fellow (1972-1973) and a graduate of Georgetown University School of Law.

     Nathan Kantor, 55, has been a director of the Company since October 1994 and President and Chief Operating Officer of the Company since September 1995. Since its formation in November 1990, Mr. Kantor had been the President of ITC Group, Inc. ("ITC"), a company which specializes in the development of emerging competitive telecommunications companies. Mr. Kantor, through ITC, coordinated all of the Company's telecommunications operations from June 1994 to September 1995 when he became President and Chief Operating Officer of the Company, at which time services provided by ITC to the Company ceased. Mr. Kantor also is currently the Chairman of the Board and Chief Executive Officer of Image Telecommunications Corp., a company involved in the development of information and video servers. From January 1985 to December 1990, he was President of MCI Telecommunications Corporation (Northeast Division). Mr. Kantor was a founder of MCI International, Inc., and served as its President and Chief Operating Officer from its founding in July 1982 to December 1984. From 1972 to 1982, Mr. Kantor held a number of senior management positions with MCI Communications, including Vice President of National Operations. Mr. Kantor is a graduate of Florida State University and the United States Military Academy at West Point.

     Steven G. Chrust, 48, has been a director of the Company since January 1994 and has been employed by the Company as its Vice Chairman of the Board since January 1995, in which capacity he is responsible for strategic planning, financing and corporate development. Mr. Chrust is also currently Chairman of ALTS, the trade organization of alternative local exchange carriers. He has been the President of SGC Advisory Services, Inc., a discretionary money-management services firm specializing in the telecommunications and technology sector, since he founded it in October 1992. From August 1987 to September 1992, Mr. Chrust was a director of AMNEX, Inc., an operator services long distance company, and served as its Chairman of the Board, Chief Executive Officer and President between October 1990 and October 1992. From August 1985 through December 1989, Mr. Chrust was the Executive Vice President of Executone Information Systems, Inc., a telecommunications equipment company. Mr. Chrust was Director of Technology Research and a stockholder of Sanford C. Bernstein & Co., Inc., a Wall Street investment firm, where he was ranked in the top tier of telecommunications analysts for more than ten years and as the first-ranked analyst in that sector for five consecutive years. He was associated with Sanford C. Bernstein & Co., Inc., from 1970 through 1985. From November 1993 until February 1996, Mr. Chrust was a director of American Communications Services, Inc., a fiber optic-based competitive access provider. Mr. Chrust is a graduate of Baruch College.

     James I. Cash, 50, has been a director of the Company since January 1997. Professor Cash has been a member of the faculty of Harvard Business School since 1976, having taught in its Masters of Business Administration, Management Development and Advanced Management programs. Professor Cash currently serves as a trustee for Massachusetts General Hospital and the Massachusetts Computer
Software Council, overseer for The Gardner Museum and the Boston Museum of Science, and is a member of the Board of Directors of Cambridge Technology Partners, The Chubb Corporation, General Electric Company, Knight-Ridder, Inc., State Street Bank and Trust Company and Tandy Corporation. Professor Cash has authored numerous articles and several books on topics related to information technology and corporate management and structure and writes a regular column for Information Week magazine. Professor Cash is a graduate of Texas Christian University, Purdue University's Graduate School of Mathematical Sciences and Purdue University's Krannert Graduate School of Management.

     Bert Wasserman, 65, has been a director of the Company since June 1995. Mr. Wasserman was Executive Vice President and Chief Financial Officer of Time Warner, Inc. ("Time Warner") from January 1990 to December 1994 and was also a director of Time Warner from January 1990 to March 1993. Mr. Wasserman was a member of the Office of the President and was also a director of Warner Communications, Inc. ("Warner Communications"), from 1981 to 1990, when that company merged with Time Warner, and had served Warner Communications in various capacities beginning in 1966. Mr. Wasserman serves as a member of various boards, including: several investment companies in the Dreyfus Family of Funds; Lillian Vernon Corp., a catalog seller of home products; Mountasia Entertainment International, Inc., an operator of family recreation centers; The New German Fund, a New York Stock Exchange listed mutual fund operated by Deutsche Bank AG; and IDT Corp., a provider of telecommunications services, including Internet access and long distance services. Mr. Wasserman also served as a director on the Chemical Bank National Advisory Board until Chemical Bank merged with Chase Manhattan Bank in March 1996. He is a graduate of Baruch College and Brooklyn Law School.

     Steven B. Magyar, 49, has been a director of the Company since June 1993. Since May 1994, Mr. Magyar has been operating a private business he owns which specializes in financial services for high net worth individuals and business owners. From 1989 to May 1994, Mr. Magyar was a regional vice president of CIGNA Insurance Co. and during the preceding fifteen years held various sales and sales management positions with CIGNA. Mr. Magyar has served on CIGNA's strategic business development committee and has been a guest lecturer at New York University. Mr. Magyar also is a Certified Life Underwriter and Chartered Financial Consultant with the American College of Insurance. Mr. Magyar is a member of the General Agents and Managers Association, the National Association of Underwriters and the American Society of CLU and ChFC. Mr. Magyar is a graduate of Colby College.

     William J. vanden Heuvel, 67, has been a director of the Company since June 1995. Since 1984, he has served as Senior Advisor to Allen & Co., an investment banking firm, as well as counsel to the law firm Stroock & Stroock & Lavan. He served as a director of Time Warner from 1981 to 1993 and currently is a director of Zemex Corp., a New York Stock Exchange listed company engaged in the mining and exploitation of industrial minerals. Ambassador vanden Heuvel also has been a member of the IRC Group, a Washington D.C.-based consulting group made up of former United States ambassadors, since 1981. He has been Chairman of the Board of Governors of the United Nations Association since 1993. From 1979 to 1981, Ambassador vanden Heuvel served as United States Deputy Permanent Representative to the United Nations. From 1977 to 1979, he served as United States Ambassador to the European Office of the United Nations and various other international organizations. He was Special Assistant to United States Attorney General Robert F. Kennedy from 1961 to 1964. Ambassador vanden Heuvel is a graduate of Deep Springs College, Cornell University and Cornell Law School.

     Timothy R. Graham, 48, has served as Executive Vice President of the Company since October 1994. From October 1990 through September 1994, Mr. Graham was engaged in the private practice of law and served in various capacities with National Capital Management Corporation, a company engaged through its subsidiaries in various businesses, including the ownership of real estate rental properties, industrial manufacturing and insurance matters, including as Corporate Secretary and as President of its primary real estate and insurance subsidiaries. During that period, Mr. Graham also acted in various capacities for WinStar Services, Inc., a wholly owned subsidiary of WinStar Companies. Prior to 1990, Mr. Graham was a partner in the law firm of Nixon, Hargrave, Devans & Doyle, specializing in corporate finance, regulatory and business law. Mr. Graham was a Securities Law Editor of Barrister magazine, an American Bar Association publication, from 1985 to 1986 and has authored a number of publications, including "Public Offerings in the United States by Foreign Companies" and "Financing of Foreign Companies through United States Securities Markets." Mr. Graham also is a member of the Board of Advisors of the Instructional Television Station of the Archdiocese of New York. Mr. Graham is a graduate of Fordham Law School and the Georgetown University School of Foreign Service.

     Charles T. Dickson, 43, has served as Executive Vice President and Chief Financial Officer of the Company since December 1997. For the preceding four years, Mr. Dickson served as Chief Financial Officer of General Instrument Corporation. From 1984 to 1993, Mr. Dickson held numerous positions at MCI Communications Corp., including Vice President, Finance and Administration, for the National Accounts Division. From 1979 to 1984, Mr. Dickson was a consultant with ICF, Inc. providing financial analysis to clients in the energy and telecommunications industries. Mr. Dickson is a Phi Beta Kappa graduate of Clark University and received a masters degree in public policy from the University of California at Berkeley.

     The Company pays each outside director $500 for his attendance at each meeting of a committee of which he is a member and $1,000 for his attendance at each meeting of the Board. In addition, on January 13th of each year during the term of the Company's 1992 Performance Equity Plan (the "1992 Equity Plan"), assuming there are enough shares then available for grant under the 1992 Equity Plan, each person who is then a director of the Company is awarded stock options to purchase 10,000 shares of the Company's Common Stock at the fair market value thereof (as determined in the accordance with the 1992 Equity Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years.


Item 11. Executive Compensation

     The following table shows the compensation for the years ended December 31, 1997 and 1996 and the ten month period ended December 31, 1995, earned by (i) William J. Rouhana, Jr., the Chairman and Chief Executive Officer of the Company, (ii) Steven G. Chrust, Nathan Kantor and Timothy R. Graham, the next most highly compensated executive officers of the Company whose individual compensation exceeded $100,000 during the year ended December 31, 1997, (iii) Fredric E. von Stange, the Company's former Executive Vice President and Chief Financial Officer, whose individual compensation exceeded $100,000 during the year ended December 31, 1997, and (iv) Charles T. Dickson, the Company's current Executive Vice President and Chief Financial Officer whose employment with the Company commenced in December 1997.

                                            SUMMARY COMPENSATION TABLE


                                                                     Annual
                                                                  Compensation               Long Term Compensation
                                                             -------------------------------------------------------------
                                                                                           Restricted
                                                             Salary            Bonus         Stock              Options
  Name and principal position            Fiscal Year(1)        ($)             ($)(2)      Awards($)           (# Shares)
-------------------------------------    --------------      ------           --------     ---------      ----------------
William J. Rouhana, Jr.                     12/31/97            483,658        500,000       --               10,000(3)(4)
 Chairman of the Board and                  12/31/96            410,076        400,000       --              135,000(2)(4)
 Chief Executive Officer                    12/31/95            266,250        575,000       --              460,000(4)(5)

Steven G. Chrust                            12/31/97            336,924        225,000       --               10,000(4)
 Vice Chairman of the Board                 12/31/96            317,809        225,000       --               45,000(2)(4)
                                            12/31/95            275,652        225,000       --               10,000(4)
Nathan Kantor                               12/31/97            448,085        450,000       --               10,000(4)
 President and Chief Operating Officer      12/31/96            370,769        300,000       --               60,000(2)(4)
                                            12/31/95             99,692(6)     342,500(6) 1,237,500          710,000(4)(7)
Timothy R. Graham                           12/31/97            225,000        225,000       --                         0
 Executive Vice President                   12/31/96            217,788        125,000       --               25,000(2)
                                            12/31/95            158,654         75,000       --               50,000(5)

Charles T. Dickson (8)                      12/31/97             11,923         30,000       --              250,000(8)
  Executive Vice President and              12/31/96                 --             --       --                    --
  Chief Financial Officer                   12/31/95                 --             --       --                    --

Fredric E. von Stange(9)                    12/31/97            313,462        132,000       --               31,875(5)
                                            12/31/96            260,711        150,000       --               35,000(2)(5)
                                            12/31/95            187,692        200,000       --              235,000(3)(5)
                                         ---------------  ------------- -------------- --------------- -------------------


------------------------------

(1) Represents ten-month period with respect to information for the period ended December 31, 1995.

(2) Represents bonuses paid or stock options granted as compensation for the year indicated, the payment or grant of which was made in the subsequent calendar year.

(3) Does not include options granted to Mr. Rouhana in 1998 in connection with the renewal of his employment agreement. See "Employment Arrangements."

(4) Includes or represents options to purchase 10,000 shares of Common Stock granted annually to directors of the Company under the 1992 Equity Plan.

(5) Represents options to purchase shares of Common Stock granted pursuant to the terms of the holder's employment agreement in effect for such year. See "Employment Arrangements."

(6) Mr. Kantor became an employee of the Company in September 1995. Accordingly, he was paid only a portion of his annual salary during the ten months ended December 31, 1995. See "Employment Arrangements." In addition, for the ten months ended December 31, 1995, the Company paid $1,046,084 to ITC Group, Inc., a consulting firm of which Mr. Kantor was the President and principal stockholder, for services rendered during that period, including providing the Company the services of up to 12 consultants at any given time.

(7) Represents options granted under the terms of Mr. Kantor's employment agreement. See "Employment Arrangements."

(8) Mr. Dickson's employment with the Company commenced on December 1, 1997. On that date, he was granted options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $17 per share. These options vest in five equal annual installments commencing December 1, 1998 and have a term extending five years from the date of vesting.

(9) Mr. von Stange resigned as Executive Vice President, Chief Financial Officer and director of the Company effective November 14, 1997.

     The Company cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to its employees, or the extent to which benefits are personal rather than business. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to each individual named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individual, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

                              OPTION GRANTS IN 1997

     The following table sets forth certain information concerning individual grants of stock options during 1997 to each of the named executive officers:


                                                                                                   Potential Realizable
                                                                                                     Value At Assumed
                                                                                                   Annual Rates of Stock
                                                                                                   Price Appreciation for
                                       Individual Grants                                                Option Term
-----------------------------------------------------------------------------------------------   -------------------------
                                  Number of
                                  Securities    Percent of Total
                                  Underlying    Options Granted     Exercise or
                                   Options      to Employees in      Base Price     Expiration          5%           10%
             Name                 Granted (#)    Fiscal Year (%)         ($)            Date            ($)          ($)
-----------------------------    ------------   ----------------    -----------     ----------      ----------   ----------
William J. Rouhana, Jr.             10,000            0.26             16.75         1/12/07          105,339       266,951
 Chairman of the Board and         125,000            3.22             12.00           (1)            510,143     1,157,341
 Chief Executive Officer           -------            ----                                            -------     ---------
                                   135,000            3.48                                            615,482     1,424,292
                                   =======            ====                                            =======     =========
Steven G. Chrust                    10,000            0.25             16.75         1/12/07          105,339       266,951
 Vice Chairman of the Board         35,000            0.90             12.00           (1)            142,845       324,055
                                    ------            ----                                            -------       -------
                                    45,000            1.15                                            278,184       591,006
                                    ======            ====                                            =======       =======
Nathan Kantor
 President and Chief                10,000            0.26             16.75         1/12/07          105,339       266,951
 Operating Officer                  50,000            1.29             12.00           (1)            204,057       462,936
                                    ------            ----                                            -------       -------
                                    60,000            1.55                                            309,396       729,887
                                    ======            ====                                            =======       =======
Timothy R. Graham
 Executive Vice President           25,000            0.64             12.00           (1)            102,028       231,468

Charles T. Dickson
 Executive Vice President and      250,000            6.44             17.00           (2)          2,247,819     5,099,535
 Chief Financial Officer

Fredric E. von Stange(3)            10,000            0.26             16.75         1/12/07          105,339       266,951
                                    25,000            0.64             12.00           (1)            102,028       231,468
                                    21,875            0.56             20.94           (4)            288,038       729,946
                                    ------            ----                                            -------       -------
                                    56,875            1.46                                            495,405     1,228,365
                                                      ====                                            =======     =========

------------------------------  -------------- ------------------  -------------- -------------- ------------  ------------

------------------

(1) These options vest in five equal annual installments commencing March 14, 1997 and have a term extending five years from the date of vesting.

(2) Reflects stock options granted to Mr. Dickson in connection with the commencement of his employment with the Company on December 1, 1997. These options vest in five equal annual installments commencing December 1, 1998 and have a term extending five years from the date of vesting.

(3) Mr. von Stange resigned as Executive Vice President, Chief Financial Officer and director of the Company effective November 14, 1997.

(4) These options vest in five equal annual installments commencing October 6, 1998 and have a term extending five years from the date of vesting.

                     AGGREGATED OPTION EXERCISES IN 1997 AND
                          FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning exercises of stock options during 1997 by each of the named executive officers and the fiscal year-end value of unexercised options held by such persons.


                                  Shares          Value           Number of Securities           Value of Unexercised
                                 Acquired     Realized ($'s      Underlying Unexercised        In-The-Money Options at
                                    On        in thousands)    Options At Fiscal Year-End        Fiscal Year-End (1)
                                 Exercise                                  (#)                    ($'s in thousands)
         Name                      (#)
---------------------------     ----------   ---------------   ----------------------------- ------------------------------
                                                               Exercisable    Unexercisable    Exercisable    Unexercisable
                                                               -----------    -------------    -----------    -------------
William J. Rouhana, Jr.
 Chairman of the Board and         --              --            626,666         183,334           9,594         4,597
 Chief Executive Officer

Steven G. Chrust (2)
 Vice Chairman of the Board      60,000            489           531,667         308,333           8,432         4,732

Nathan Kantor
 President and Chief               --              --            918,699         199,999          14,007         2,858
 Operating Officer

Timothy R. Graham
 Executive Vice President        50,000            428           215,000          20,000           4,011           259

Charles T. Dickson
 Executive Vice President          --              --               0            250,000             0           1,984
 and  Chief Financial Officer

Fredric E. von Stange (3)          --              --            345,209          36,666           5,674           366
                              -------------- ---------------  -------------  ---------------  -------------- ----------------

------------------------

(1) Represents the difference between the aggregate market value at December 31, 1997 of the Common Stock underlying the options, based on a last sales price of $24.94 on that date, and the options' aggregate exercise price.

(2)  Includes options exercised and options owned by Mr. Chrust and SGC.

(3) Mr. von Stange resigned as Executive Vice President, Chief Financial Officer and director of the Company effective November 14, 1997.

Employment Arrangements

     William J. Rouhana, Jr. had served as Chairman of the Board and Chief Executive Officer of the Company from May 1994 to February 1995 through WinStar Services, an entity which had a management agreement with the Company. The management agreement was terminated on February 28, 1995 and Mr. Rouhana entered into a three-year employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer effective March 1, 1995. On January 6, 1998, Mr. Rouhana and the Company entered into a new three year employment agreement, effective March 1, 1998, pursuant to which Mr. Rouhana will continue to serve as the Company's Chairman of the Board and Chief Executive Officer. The employment agreement provides for a minimum annual base salary of $537,500, with annual increases as agreed upon by the Company and Mr. Rouhana. The employment agreement also provides that Mr. Rouhana is eligible for an annual cash bonus, payable at the discretion of the Compensation Committee, not to exceed 150% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Rouhana was granted: (i) immediately exercisable options to purchase 300,000 shares of Common Stock for $26 per share, the closing sale price of the Common Stock on the day immediately preceding the agreement date;
(ii) options to purchase 300,000 shares of Common Stock which vest on January 6, 1999, of which 100,000 are exercisable at a price of $26 per share and 200,000 are exercisable at a price of $39 per share; and (iii) options to purchase 300,000 shares of Common Stock which vest on January 6, 2000, of which 100,000 are exercisable at a price of $26 per share and 200,000 are exercisable at a price of $52 per share.

     Nathan Kantor became President and Chief Operating Officer of the Company in September 1995, when he entered into a three-year employment agreement with the Company. The employment agreement provides for a minimum annual base salary of $320,000 during the first year, $336,000 during the second year and $352,800 during the third year. The employment agreement allows Mr. Kantor to devote up to 25% of his business time to serve as Chairman of the Board and Chief Executive Officer of Image Telecom, a company involved in the development of information and video servers. In connection with his employment agreement, Mr. Kantor was also granted immediately exercisable options to purchase 350,000 shares of Common Stock for $8.25 per share and additional options to purchase 350,000 shares of Common Stock for $8.25 per share, vesting in three equal annual installments commencing in September 1996. The Company also issued 150,000 restricted shares of Common Stock to Mr. Kantor. In May 1996, the
Company agreed to accelerate the vesting of such restricted shares and Mr. Kantor utilized such shares to pay the option exercise price of options to purchase 233,302 shares of Common Stock. Pursuant to the re-load feature of the option agreement governing such options, Mr. Kantor was granted options to purchase an additional 150,000 shares of Common Stock at an exercise price equal to the market price of the Common Stock on such date.

     Steven G. Chrust became the Vice Chairman of the Board in January 1995, when he entered into a five-year employment agreement with the Company. The employment agreement, as amended, provides for an annual salary of $325,000 during the first year, $300,000 during the second and third years and $305,000 during the fourth and fifth years. In connection with his employment agreement, the Company granted Mr. Chrust options to purchase 600,000 shares of Common Stock for $8.00 per share, vesting in five equal annual installments commencing in January 1996.

     In April 1998, the Company entered into Executive Severance Agreements (each a "Severance Agreement") with each of the named executive officers and certain other senior officers of the Company and its subsidiaries. The Severance Agreement generally provides that, if during the two years following a Change of Control or potential Change of Control of the Company (each as defined in the Severance Agreement), either (A) the covered executive's employment is terminated by the Company (other than due to the executive's death or Disability or for Cause, as defined in the Severance Agreement) or (B) the covered executive terminates his or her employment with the Company for Good Reason (as defined in the Severance Agreement), then such executive will be entitled to receive certain severance benefits, including a cash severance payment equal to one and one-half times the aggregate of (i) such executive's annual base salary then in effect plus (ii) such executive's average full-year bonus over the prior two years. Additional benefits to which a covered executive would be entitled include continued medical and other insurance benefits for one and one-half years following termination and career outplacement services. As defined in the Severance Agreement, "Change of Control of the Company" generally means that a third party has acquired 35% or more of the Company's voting stock (whether through a stock purchase, exchange, tender offer or merger) or substantially all of the Company's assets. A "potential Change of Control of the Company" would occur if: (w) an agreement is entered into, the consummation of which would result in a Change of Control of the Company; (x) a third party makes a public announcement of an intention to take action that, if consummated, would result in a Change of Control of the Company; (y) the Company's Stockholder Rights Plan is triggered; or (z) the Board makes a good faith determination that a potential Change of Control of the Company has occurred. The Severance Agreement has an initial term of three years and renews automatically for successive one year terms unless the Company notifies the covered executive within six months prior to the end of the then current term that the Severance Agreement will terminate at the end of such term.

     Effective November 14,1997, Fredric E. von Stange resigned as Executive Vice President, Chief Financial Officer and a director of the Company. In connection therewith, he and the Company entered into a Separation from Employment and Consulting Agreement, terminating his employment agreement then in effect. In consideration for the benefits provided by this agreement, Mr. von Stange waived his rights under such employment agreement, released the Company from any claims he might have against it relating to his employment or the termination thereof and agreed to certain non-competition and other restrictive covenants. Mr. von Stange also agreed to provide consulting services to the Company for a two year period. During such term the Company will pay Mr. von Stange an annual fee equal to his salary at the termination date plus his bonus payment for 1996, payable in equal bi-weekly installments. Such payments will be accelerated in the event of a change in control of the Company. All unvested stock options held by Mr. von Stange at the effective date of the agreement will continue to vest over the term of the agreement and those remaining unvested on the agreement's expiration date will vest at that time. In addition, Mr. von Stange will continue to receive certain insurance and other benefits during the term of this agreement.

Compensation Committee Interlocks and Insider Participation

     The Board's Compensation Committee is composed of Mr. Rouhana, the Company's Chairman and Chief Executive Officer, Mr. Magyar, Mr. vanden Heuvel and Professor Cash. No executive officer of the Company sits on the compensation committee of another entity, one of whose executive officers serves as a director of the Company or on the Company's Compensation Committee, nor does any executive officer of the Company serve as a director of another entity, one of whose executive officers serves on the Company's Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The table and accompanying footnotes on the following pages set forth certain information as of April 30, 1998 with respect to the common stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and each of the Company's next four most highly compensated executive officers whose individual compensation exceeded $100,000 in the year ended December 31, 1997 (the "named executive officers"), and (iv) all directors and executive officers of the Company as a group (in each case, based upon information furnished by such persons). Shares of Common Stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of the date of the record date for the Meeting have been included in the following table.

                                                            Number of Shares                   Percent
Name and Address of Beneficial Owner                       Beneficially Owned            Beneficially Owned
------------------------------------                       -------------------           ------------------
William J. Rouhana, Jr. (1)                                    1,923,840(2)                     5.04

Nathan Kantor (1)                                              1,044,269(3)                     2.74

Steven G. Chrust (1)                                             608,667(4)                     1.61

Timothy R. Graham (1)                                            445,853(5)                     1.19

Charles T. Dickson (1)                                                 0(6)                       -

Steven B. Magyar
 Two Pine Point
 Lloyd Harbor, New York 11742                                     69,206(7)                       *

William J. vanden Heuvel
 812 Park Avenue
 New York, New York 10021                                         97,500(8)                       *

Bert Wasserman
 126 East 56th Street
 New York, New York 10022                                        100,000(9)                       *




                                                            Number of Shares                   Percent
Name and Address of Beneficial Owner                       Beneficially Owned            Beneficially Owned
-------------------------------------------               --------------------          --------------------
James I. Cash
 Harvard University
 Graduate School of Business Administration
 Baker Library 187, Soldiers Field Road
 Boston, Massachusetts 02163                                     40,000(10)                       *

All Directors and Executive
 Officers as a Group (9 persons)                              4,329,335(11)                     10.77

----------------------------

*    Less than 1%.

(1) The address of this person is c/o WinStar Communications, Inc., 230 Park Avenue, New York, New York 10169.

(2) Includes 986,667 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 58,333 shares of Common Stock issuable upon exercise of options which become exercisable in July 1998, (ii) 75,000 shares of Common Stock issuable upon exercise of options which become exercisable in three equal annual installments commencing in April 1999 and
     (iii) 600,000 shares of Common Stock issuable upon exercise of options which become exercisable in two equal annual installments in March 1999 and 2000. Mr. Rouhana has agreed that, during the term of Nathan Kantor's employment agreement with the Company, he would vote all shares of Common Stock he controls in favor of Mr. Kantor as a director of the Company.

(3) Includes 948,697 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 116,667 shares of Common Stock issuable upon exercise of other options which become exercisable in September 1998, (ii) 33,333 shares of Common Stock issuable upon exercise of options which become exercisable in August 1998 or (iii) 30,000 shares of Common Stock issuable upon exercise of options which become exercisable in three equal annual installments commencing in April 1999.

(4) Includes (i) 12,000 shares of Common Stock owned by the pension plan for SGC Advisory Services, Inc., a money management services firm specializing in the telecommunications and technology sectors, of which Mr. Chrust is President and owner ("SGC"), and (ii) 538,667 shares of Common Stock issuable upon exercise of certain options owned by Mr. Chrust, SGC and members of his family. Does not include (A) 247,000 shares of Common Stock issuable upon exercise of other options which become exercisable in two equal annual installments commencing in January 1999, (B) 33,333 shares of Common Stock issuable upon exercise of other options which become exercisable in July 1998 or (C) 21,000 shares of Common Stock issuable upon exercise of options which become exercisable in three equal annual installments commencing in April 1999.

(5) Includes 220,000 shares of Common Stock issuable upon exercise of certain options. Does not include 15,000 shares of Common Stock issuable upon exercise of options which become exercisable in three equal annual installments commencing in April 1999.

(6) Does not include 250,000 shares of Common Stock issuable upon exercise of options exercisable in five equal annual installments commencing in December 1998.

(7) Includes (i) 1,000 shares of Common Stock owned by Mr. Magyar's spouse, over which Mr. Magyar disclaims beneficial ownership, (ii) 1,670 shares of Common Stock owned by benefit plans of which Mr. Magyar is the sole trustee and primary beneficiary, and (iii) 50,000 shares of Common Stock issuable upon exercise of certain options.

(8) Includes 90,000 shares of Common Stock issuable upon exercise of certain options. Also includes 500 shares owned by Mr. vanden Heuvel's spouse, as to which he disclaims beneficial ownership.

(9) Includes 90,000 shares of Common Stock issuable upon exercise of certain options.

(10) Represents 40,000 shares of Common Stock issuable upon exercise of certain options. Does not include 20,000 shares of Common Stock issuable upon exercise of options which become exercisable in January 1999.

(11) Includes shares referred to as being included in notes (2) through (10). Excludes shares referred to in such notes as being excluded.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater- than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1997, all filings under Section 16(a) were made as required.


Item 13.  Certain Relationships and Related Transactions

         Not Applicable

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 1998,

                                            WINSTAR COMMUNICATIONS, INC.



                                             /s/ Joseph P. Dwyer
                                         By:__________________________________
                                             Joseph P. Dwyer
                                             Vice President - Finance