Form 10-Q
period 1998-03-31
WINSTAR COMMUNICATIONS INC
filed 1998-05-15
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               ----------------------     --------------------

                         Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     13-3585278
-----------------------------                 ------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                  230 Park Ave., Suite 2700, New York, NY 10169
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (212) 584-4000
                         (Registrant's telephone number)
                             -----------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


State the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1998: 37,279,490

---------

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS




                                                                         PAGE
                                                                         ----

PART I.  Financial Information


    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets -
               December 31, 1997 and March 31, 1998 (unaudited)........    3

               Unaudited Condensed Consolidated Statements
               of Operations - three months ended
               March 31, 1997 and 1998.................................    4

               Unaudited Condensed Consolidated Statements
               of Cash Flows - three months ended
               March 31, 1997 and 1998.................................    5

               Notes to Condensed Consolidated
               Financial Statements....................................    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   14


PART II.    Other Information..........................................   19

                         Item 2.  Changes in Securities
                         Item 6.  Exhibits and Reports on Form 8-K


Signatures        .....................................................   20

                         WinStar Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                 December 31,                 March 31,
                                                                                     1997                        1998
                                                                             ---------------------       ---------------------
                                                                                                             (unaudited)
                            ASSETS
Current assets
    Cash and cash equivalents                                              $              402,359     $               825,466
    Short term investments                                                                 16,903                      27,899
                                                                             ---------------------       ---------------------
        Cash, cash equivalents and short term investments                                 419,262                     853,365

    Accounts receivable, net of allowance for doubtful
        accounts                                                                           30,328                      62,509
    Inventories                                                                            10,296                      10,506
    Prepaid expenses and other current assets                                               8,985                      32,476
    Net assets of discontinued operations                                                   2,105                       2,105
                                                                             ---------------------       ---------------------

        Total current assets                                                              470,976                     960,961

Property and equipment, net                                                               284,835                     304,074
Licenses, net                                                                             174,763                     218,101
Intangible assets, net                                                                     14,293                     123,558
Deferred financing costs                                                                   27,463                      39,442
Other assets                                                                                4,071                       2,277
                                                                             ---------------------       ---------------------

        Total assets                                                       $              976,401     $             1,648,413
                                                                             =====================       =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                                      $                  386     $                 1,733
    Accounts payable and accrued expenses                                                  97,714                      94,238
    Current portion of capitalized lease obligations                                        6,848                      12,554
                                                                             ---------------------       ---------------------

        Total current liabilities                                                         104,948                     108,525

Capitalized lease obligations, less current portion                                        21,823                      47,089
Long-term debt, less current portion                                                      768,469                   1,236,972
Deferred income taxes                                                                      24,000                      22,900
                                                                             ---------------------       ---------------------

        Total liabilities                                                                 919,240                   1,415,486

                                                                             ---------------------       ---------------------


Series C exchangeable redeemable preferred stock                                          175,553                     181,779

Series D senior cumulative convertible redeemable preferred stock                               -                     200,000
Commitments and contingencies

Stockholders' equity (deficit)
    Preferred stock                                                                            39                          40
    Common stock, par value $.01; authorized 200,000 shares,
        issued and outstanding 34,610 and 37,111, respectively                                346                         371
    Additional paid-in-capital                                                            255,741                     310,214
    Accumulated deficit                                                                  (374,518)                   (459,477)
                                                                             ---------------------       ---------------------
Total stockholders' deficit                                                              (118,392)                   (148,852)
                                                                             ---------------------       ---------------------

        Total liabilities, redeemable preferred stock
          and stockholders' deficit                                        $              976,401      $            1,648,413
                                                                             =====================       =====================




            See Notes to Condensed Consolidated Financial Statements

                                WinStar Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                    For the three months ended
                                                                                            March 31,
                                                                              --------------------------------------

                                                                                  1997                   1998
                                                                              --------------       -----------------
 Operating revenues
      Telecommunications services
              CLEC                                                          $         1,979     $            18,635
              Other                                                                   5,084                  16,852
                                                                              --------------       -----------------
  Total telecommunications services                                                   7,063                  35,487
      Information services                                                            6,014                  11,949
                                                                              --------------       -----------------
 Total operating revenues                                                            13,077                  47,436
                                                                              --------------       -----------------

 Operating expenses
      Cost of services and products                                                  12,959                  42,775
      Selling, general and administrative expenses                                   29,553                  53,611
      Depreciation and amortization                                                   3,501                  11,399
                                                                              --------------       -----------------
 Total operating expenses                                                            46,013                 107,785
                                                                              --------------       -----------------

 Operating loss                                                                     (32,936)                (60,349)

 Other (expense) income
      Interest expense                                                              (10,798)                (28,656)
      Interest income                                                                 2,235                   4,928
                                                                              --------------------------------------
 Loss from continuing operations before income
 tax benefit                                                                        (41,499)                (84,077)
 Income tax benefit                                                                       -                   1,100
                                                                              --------------       -----------------
 Loss from continuing operations                                                    (41,499)                (82,977)
 Loss from discontinued operations                                                     (477)                 (1,982)
                                                                              --------------       -----------------
 Net loss                                                                           (41,976)                (84,959)
 Preferred stock dividends                                                                -                  (8,198)
                                                                              --------------       -----------------
 Net loss applicable to common stockholders                                 $       (41,976)    $           (93,157)
                                                                              ==============       =================


 Basic and diluted income loss per share:
       From continuing operations                                           $            (1.27) $                (2.54)
       From discontinued operations                                                      (0.02)                  (0.06)
                                                                              --------------       -----------------
 Net loss per share                                                         $            (1.29) $                (2.60)
                                                                              ==============       =================

 Weighted average shares outstanding                                                 32,610                  35,899
                                                                              ==============       =================





            See Notes to Condensed Consolidated Financial Statements

                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                          For the three months ended
                                                                                                  March 31,
                                                                                     -------------------------------------
                                                                                          1997                 1998
                                                                                     ---------------      ----------------

Cash flows from operating activities:
      Net loss                                                                    $         (41,976)   $          (84,959)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Net loss from discontinued operations                                                477                 1,982
           Depreciation and amortization                                                      3,791                12,518
           Deferred income tax benefit                                                      -                      (1,100)
           Provision for doubtful accounts                                                      699                 1,919
           Non cash interest expense                                                          9,691                18,502
           (Increase) decrease in operating assets:
                Accounts receivable                                                          (2,696)              (22,427)
                Inventories                                                                  (1,352)                 (209)
                Prepaid expenses and other current assets                                      (306)               (1,343)
                Other assets                                                                   (258)                1,794
           Increase (decrease) in accounts
               payable and accrued expenses                                                   2,794               (20,786)
           Net cash used in discontinued operations                                            (617)               (1,982)
                                                                                     ---------------      ----------------

Net cash used in operating activities                                                       (29,753)              (96,091)
                                                                                     ---------------      ----------------

Cash flows from investing activities:
      Increase in short-term investments, net                                               (10,720)              (10,996)
      Purchase of property and equipment, net                                               (32,380)              (29,641)
      Acquisitions                                                                          (34,917)             (107,955)
      Other, net                                                                                 40              -
                                                                                     ---------------      ----------------

Net cash used in investing activities                                                       (77,977)             (148,592)
                                                                                     ---------------      ----------------

Cash flows from financing activities:
      (Repayments) of proceeds from long-term debt, net                                     288,818               438,113
      Net proceeds from redeemable preferred stock                                          -                     193,145
      Net proceeds from equity transactions                                                  96,644                 8,019
      Proceeds from equipment lease financing                                                 3,347                30,900

      Payment of capital lease obligations                                                     (709)               (1,030)
      Other, net                                                                               (103)               (1,357)
                                                                                     ---------------      ----------------

Net cash provided by financing activities                                                   387,997               667,790
                                                                                     ---------------      ----------------
Net increase in cash and cash equivalents                                                   280,267               423,107
Cash and cash equivalents at beginning of period                                             95,490               402,359
                                                                                     ---------------      ----------------

Cash and cash equivalents at end of period                                                  375,757               825,466
Short-term investments at end of period                                                      37,717                27,899
                                                                                     ---------------      ----------------
Cash, cash equivalents and short-term investments
      at end of period                                                            $         413,474    $          853,365
                                                                                     ===============      ================



            See Notes to Condensed Consolidated Financial Statements

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)

1.  Nature of Business

The Company provides facilities-based voice and broadband data telecommunications services to businesses and other customers in major metropolitan areas in the United States. By utilizing its Wireless Fiber services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber capacity to provide other telecommunications services, including Internet, ATM and frame relay services. The Company acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

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

2.  Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of March 31, 1998 and the statements of operations and cash flows for the three months ended March 31, 1997 and 1998.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The unaudited financial statements and related footnotes for the three month period ended March 31, 1997 reflect certain reclassifications such that they conform to the current period presentation.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)


The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

3.    Dividends on Convertible Preferred Stock

Dividends on the 6% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") since its issuance have been paid "in-kind" in additional shares of the Series A Preferred Stock.

4.    Basic and Diluted Loss Per Share

Basic and diluted loss per share have been calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The adoption of SFAS No. 128 had no effect on earnings per share for the quarter ended March 31, 1997.

5.  Acquisitions

GoodNet

On January 12, 1998, pursuant to an agreement between the Company, Telesoft Corp. and others, the Company acquired GoodNet for a purchase price of approximately $22.0 million, consisting of $3.5 million cash and 732,784 shares of common stock of the Company valued at $18.5 million. GoodNet is a national provider of Internet services, offering high-capacity data communications services.

Midcom Communications, Inc.

Effective January 21, 1998 (the "Closing Date"), pursuant to an agreement between the Company and MIDCOM Communications, Inc. and its subsidiaries (collectively, "Midcom"), the Company acquired substantially all of Midcom's assets and businesses for a purchase price of approximately $92.0 million in cash. The purchase price is subject to a downward adjustment of up to $15 million in certain circumstances.

The Company has retained an independent third party to fully evaluate the assets of Midcom, in order to complete the allocation of the purchase price of the acquisition. Further adjustments may arise as a result of the finalization of the ongoing study. The results of this evaluation are expected to be recorded in the near term. The financial statements of Midcom have been consolidated into the Company's financial statements as of the date of acquisition.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)

Midcom was a provider of long distance voice and frame relay data telecommunications services, primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

The following pro forma results of operations (in thousands, except per share data) reflect the combined operations of the Company and Midcom as if the acquisition was consummated at the beginning of each period presented. The unaudited pro forma results of operations does not purport to represent the results of operations that would have actually resulted had the purchase occurred on the indicated dates, nor should it be taken as indicative of future results of operations.


                                               For The Three Months Ended
                                                        March 31,
                                                        ---------
                                               1997                    1998
                                               ----                    ----

 Operating Revenues                        $   37,383                $  51,208
 Net Loss applicable to common
    stockholders                              (62,141)                 (93,559)
 Basic and diluted loss per share          $    (1.91)               $   (2.61)

6.  Issuance of Cumulative Convertible Preferred Stock

In March 1998, the Company sold 4,000,000 shares of Series D 7% senior cumulative convertible preferred stock ("Convertible Preferred Stock") in a private placement for aggregate gross proceeds of $200 million. The preferred stock earns a 7% cumulative annual dividend, payable quarterly in (i) cash or
(ii) through the issuance of a number of shares of the Company's common stock equal to the dividend amount divided by the discounted current market value of the common stock (as defined), at the Company's option. The Company is currently prohibited from paying such dividends in cash under the terms of its outstanding indentures.

The Convertible Preferred Stock is convertible at the option of the holder at any time after the issue date, into shares of the Company's common stock at a conversion price of $49.61 per share of common stock.

The Convertible Preferred Stock is redeemable at the option of the Company after March 20, 2001, at which time, each share of convertible stock will be redeemable, at the Company's option, in whole or in part, at defined redemption prices, payable in cash plus accumulated and unpaid dividends, if any. The Convertible Preferred Stock is mandatorily redeemable on March 15, 2010 at a redemption price of $50 per share plus accrued and unpaid dividends.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)

The Convertible Preferred Stock, with respect to dividend rights and rights on liquidation, winding up and dissolution, ranks (i) senior to all classes of common stock and to the Series A Preferred Stock of the Company and (ii) on a parity with the Series C Preferred Stock of the Company.

The Company has filed a shelf registration with the Securities and Exchange Commission with respect to resales of the Convertible Preferred Stock, the common stock related to the conversion thereof and the dividend common stock and is obligated to use its best efforts to cause the Shelf Registration Statement to be declared effective by August 15, 1998. Failure to comply with the registration requirement will cause dividends to accrue at 9% per annum until such time as the securities are registered.

7.  March 1998 Notes

In March 1998, the Company issued $200 million principal amount of unsecured 10% senior subordinated notes due 2008 ("Cash Pay Notes") and $250 million principal amount of unsecured 11% senior subordinated deferred interest notes ("Deferred Interest Notes") due 2008 (collectively, "the Notes"). The Notes are unsecured, senior subordinated obligations of the Company and rank pari passu in right of payment with the Company's 14% Convertible Senior Subordinated Notes Due 2005 and the Company's 15% Senior Subordinated Deferred Interest Notes Due 2007 and are junior in right of payment to all existing and future senior indebtedness of the Company.

The Cash Pay Notes bear interest at a rate of 10% per annum, payable semiannually commencing September 15, 1998. The Deferred Interest Notes bear interest at the rate of 11% per annum. Until March 15, 2003, interest on the Deferred Interest Notes accrues and compounds semiannually, but will not be payable in cash.

The Notes mature on March 15, 2008 and are redeemable by the Company on and after March 15, 2003, at its option, at certain defined prices.

The Company has filed an Exchange Offer Registration Statement with the Securities and Exchange Commission ("SEC") and is obligated to use its best efforts to cause such Exchange Offer Registration to be declared effective under the Securities Act within 150 days after the date of original issuance of such Notes. Failure to comply with the registration requirement will cause the interest on the Notes to be increased by 0.50% per annum until such time as the Notes are registered.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)


8. Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp.

The Company's wholly-owned subsidiaries, WinStar Equipment Corp. and WinStar Equipment II Corp. ("WEC" and "WEC II", respectively), each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property ("Designated Equipment"), received $200 million and $50 million in gross proceeds, respectively, from the issuance and sale of 12.5% Guaranteed Senior Secured Notes ("the WEC and WEC II Notes") in placements of debt in March and August of 1997, respectively. The proceeds of the WEC and WEC II Notes are to be used to purchase Designated Equipment and, if such equipment is not purchased within a specified period, WEC and WEC II must apply unused proceeds thereof to redeem the WEC and WEC II Notes, respectively. Both the interest and principal of the WEC and WEC II notes are guaranteed by the Company.

WEC and WEC II have no independent operations other than to purchase Designated Equipment and to lease same to the Company's other telecommunications subsidiaries. It is therefore unlikely, in the opinion of management, that WEC or WEC II will generate sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

Summary financial information of WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information at March 31, 1998 is as follows:

                                                  WEC           WEC II
                                                  ---           ------

               Current assets                  $118,689         $ 47,608
               Long term assets                  91,693            2,751
               Current liabilities             (24,424)          (2,653)
               Long term liabilities          (200,000)         (50,000)
                                              ---------         --------

               Stockholders' deficit          $(14,042)         $(2,294)
                                              =========         ========

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)



Statements of operations information for WEC for the three months ended March 31, 1998 and from its inception through March 31, 1997, and for WEC II for the three months ended March 31, 1998, are as follows (in thousands):

                                                                   WEC                                  WEC II
                                                 ----------------------------------------       -----------------------
                                                     Period from
                                                    March 13, 1997        Three Months               Three Months
                                                    (Inception) to           Ended                      Ended
                                                      March 31,            March 31,                   March 31,
                                                        1997                 1998                        1998
                                                        ----                 ----                        ----
Rental revenues from other WinStar
    subsidiaries............................            $       -            $      512
Interest income from other WinStar
    subsidiaries............................                    -                   864
Interest income - investments...............                  391                 1,542                      646
Selling, general and administrative
    expenses................................                    -                (1,042)
Interest expense............................                 (833)               (5,745)                  (1,562)
                                                        ----------            ----------                ---------
Net loss....................................            $    (442)            $  (3,869)               $    (916)
                                                        ==========            ==========               ==========



Separate financial statements for WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the condensed consolidated financial statements of the Company.

9.  Discontinued Operation - WinStar Global Products, Inc.

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, WinStar Global Products, Inc., ("Global Products") was approved by the Board of Directors and it is anticipated that the disposal will be completed within the near term. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, is carried at its net realizable value. During the quarter ended March 31, 1998, the Company recorded a loss on discontinued operations of $1,982,000. The accompanying condensed consolidated balance sheets, and operating results of Global Products are segregated and reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)



Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                                                          For The Three Months
                                                                                 Ended
                                                                                March 31,
                                                                                ---------
                                                                         1997                  1998
                                                                         ----                  ----

           Operating revenues                                          $ 3,692              $  2,292
                                                                      --------              --------

           Cost of services and products                                 2,550                 2,315
           Selling, general & administrative
               expenses                                                  1,266                 1,044
           Depreciation and amortization                                    58                    58
                                                                      --------              --------

           Total operating expenses                                      3,874                 3,417
                                                                      --------              --------

           Operating loss                                                 (182)               (1,125)
           Interest expense                                              ( 295)                 (176)
                                                                      --------              --------

           Net loss                                                   $   (477)             $ (1,301)
                                                                      ==========            =========

Net assets of the discontinued operations of Global Products at December 31, 1997 and March 31, 1998 are composed of the following (in thousands of dollars):

                                                                    December 31,             March 31,
                                                                        1997                    1998
                                                                        ----                    ----

           Assets:

             Accounts Receivable, net                                  $  4,383              $  1,317
             Inventories                                                  4,663                 4,667
             Other Assets                                                 1,268                 1,179
                                                                      ---------             ---------

                 Total assets                                            10,314                 7,163
                                                                       --------             ---------

           Liabilities:
             Current Liabilities                                          3,570                 4,289
             Other Liabilities                                            9,951                 5,443
                                                                      ---------             ---------

                 Total liabilities                                       13,521                 9,732
                                                                       --------             ---------

                 Net deficit                                           $ (3,207)             $ (2,569)
                                                                       =========             =========


                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (unaudited)



10.  Comprehensive Income

The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income and other comprehensive income (i.e. the change in equity of a business enterprise during a period, from transactions and other events and circumstances from non-owner sources). Other comprehensive income for the three month periods ended March 31, 1997 and 1998 was immaterial.

11.  New Accounting Pronouncements

The FASB released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information"("SFAS No.131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS No. 131 in its 1998 annual report on Form 10K, as required.


12.  Subsequent Events

In April 1998, the Company sold a 10% equity stake in WinStar New Media, its media and information services subsidiary, to a group of private investors for $10 million.

In April 1998, the Company agreed to purchase 14.9% of the outstanding common stock of Advanced Radio Telecom Corp. ("ART") from private investors. The Company will issue one share of its common stock in exchange for every 2.2 shares of ART purchased. The conversion ratio results in a purchase price of $17.39 per ART share based on the Company's closing stock price on the date the agreement was signed, a 22% premium to ART's market price on that date. The Company will issue approximately 1,525,000 restricted common shares in connection with the transaction and will receive approximately 3,314,000 common shares of ART and certain other unrelated assets. The purchase price is subject to a waiting period under the Hart Scott Rodino Act.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company provides facilities-based voice and broadband data telecommunications services to businesses and other customers in major metropolitan areas in the United States. By utilizing its Wireless Fiber services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber capacity to provide other telecommunications services, including Internet, ATM and frame relay services. The Company acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

During the first quarter of 1998 the Company completed its acquisition of the assets of Midcom Communications, Inc., a national provider of long distance voice and frame relay data telecomunications services, primarily to small and medium-sized businesses nationally.

The Company also acquired GoodNet, a rapidly growing Tier I Internet and ATM backbone provider. Through its national ATM network, GoodNet provides Internet access and high capacity data services to high bandwidth users.



In connection with the Company's rollout of its local telecommunications services, the Company also provides business information services to its CLEC customers. These services are marketed directly to end users and through the Company's direct sales force.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues of the Company's operating segments are as follows (in millions):

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                     1997          1998
                                                     ----          ----

    Telecommunications Services:
       CLEC Services                              $  1,979        $18,635
       Other Services                                5,084         16,852
                                                    ------   ------------
                                                     7,063         35,487
    Information Services                             6,014         11,949
                                                    ------   ------------


            Total Revenues                         $13,077        $47,436
                                                   =======   ============


Revenues increased by $34.4 million, or 263%, for the three months ended March 31, 1998, to $47.4 million, from $13.1 million for the three months ended March 31, 1997. This increase was attributable to the growth in revenues generated by the Company's CLEC and information services businesses, as well as, revenues attributable to Midcom's long distance operations.

Revenues from CLEC services were $18.6 million in the quarter ended March 31, 1998, compared to $2.0 million in the quarter ended March 31, 1997. The CLEC business commenced operations in the second quarter of 1996. The Company has since been rapidly adding markets and installing voice and data lines for its business customers, and, as of March 31, 1998, had installed over 145,000 lines in 21 markets, up from approximately 13,000 lines at March 31, 1997. As of March 31, 1998, the annualized revenues from the CLEC business were $89 million, up from $46 million annualized as of December 31, 1997 and $10 million annualized as of March 31, 1997.

Revenues from other telecommunications services increased $11.8 million to $16.9 million in the quarter ended March 31, 1998, as compared to $5.1 million in the quarter ended March 31, 1997. Other telecommunications services include:

commercial long distance, for former Midcom customers, wholesale carrier access services, and WinStar Gateway Network residential long distance services. The increase resulted primarily from sales, attributable to former Midcom long distance operations which were acquired in January 1998. These revenues are not classified as CLEC revenues because this customer group is not currently known by the Company to be located in buildings targeted by the Company's local network. Over time the Company will target its network to a portion of these customers and include them in CLEC results.

Revenues from information services increased by $5.9 million, or 99%, for the three months ended March 31, 1998, to $11.9 million, from $6.0 million for the three months ended March 31, 1997, due to higher demand for its specialized information content for businesses, as well as, continued internal growth and acquisitions.

Cost of services and products increased by $29.8 million, or 230.0%, for the three months ended March 31, 1998, to $42.8 million, from $13.0 million for the three months ended March 31, 1997.

As a percentage of revenues, cost of services and products in the quarter ended March 31, 1998 was 90.1%, compared with 99.2% in the quarter ended March 31, 1997, and 108.3% for the quarter ended December 31,1997. This decrease in the cost of revenue percentage is the result of increased volumes and a larger percentage of traffic being provisioned on the Company's network.

Selling, general and administrative expense increased by $24.1 million to $53.6 million for the three months ended March 31, 1998, from $29.6 million for the three months ended March 31, 1997. The Company continued to hire sales, marketing, network and related support personnel in connection with the expansion of its CLEC markets. The Company had approximately 500 employees at March 31, 1997 and over 2,100 at March 31, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 226% for the quarter ended March 31, 1997 to 113% for the quarter ended March 31, 1998. With the rapid expansion of its markets from 1 in December 1996 to 21 at March 31, 1998, and to its plan of 30 at December 31, 1998, the Company expects its selling, general and administrative expenses to continue to grow in amount but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $7.9 million for the three months ended March 31, 1998, to $11.4 million, from $3.5 million for the three months ended March 31, 1997 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the three months ended March 31, 1998, was $60.3 million, compared with an operating loss of $32.9 million for the three months ended March 31, 1997.

Interest expense increased by $17.9 million, or 165%, for the three months ended March 31, 1998, to $28.7 million, from $10.8 million for the three months ended March 31, 1997. This increase was principally attributable to the issuance of $450 million of debt in 1997 and another $450 million of debt in the first quarter of 1998. $18.5 million of the $28.7 million interest expense for the quarter is not payable in cash.

Interest income increased by $2.7 million, or 120.5%, for the three months ended March 31, 1998, to $4.9 million, from $2.2 million for the three months ended March 31, 1997. The increase resulted from the additional interest income earned on the proceeds from the Company's various stock and debt placements.

For the reasons noted above, the Company reported a loss from continuing operations of $83.0 million for the three months ended March 31, 1998, compared to a net loss from continuing operations of $41.5 million for the three months ended March 31, 1997.

Liquidity and Capital Resources

In March 1998, the Company sold 4,000,000 shares of its 7% Series D Senior Cumulative Convertible Preferred Stock pursuant to which the Company realized net proceeds of approximately $192.9 million.

Additionally, in March 1998, the Company sold an aggregate of $450 million principal amount of notes (the "1998 Debt Placements"), pursuant to which it realized net proceeds of approximately $436.7 million.

At March 31, 1998, the Company had approximately $853.4 million in cash, cash equivalents and short term investments, approximately $149.9 million of which may only be used to finance equipment purchases in connection with the Company's rollout of its telecommunications infrastructure.

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue over the near term as the Company executes its growth strategy. A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices currently serving the 24 major cities in which it offers CLEC services, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switches and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the three months ended March 31, 1998 was approximately $48.9 million, and purchases of property and equipment during the three months ended March 31, 1998 was approximately $30 million. At March 31, 1998, working capital was $852.4 million, including cash, cash equivalents and short-term investments of $853.4 million, as compared to working capital and cash, cash equivalents and short-term investments at December 31, 1997 of $366.0 million and $419.3 million, respectively.


Under its current plans to expand to 40 major metropolitan markets on by the end of 1999, the Company plans to spend approximately $300.0 million in each of 1998 and 1999 for capital equipment, which may require the Company to seek additional capital from financial institutions, equipment vendors or in the financial markets. The Company anticipates, based on current plans and assumptions relating to its operations, that with existing financial resources and additional equipment financing arrangements that the Company intends to seek, will be sufficient to fund the Company's operations and capital requirements for approximately 18 to 24 months. The Company believes that it will be able to obtain sufficient capital to execute its business plan. In the event that the Company's assumptions change or prove to be inaccurate, the Company consummates any acquisitions of significant businesses or assets (including spectrum licenses), the Company accelerates its plan and enters markets more rapidly, or the Company fails to secure additional equipment financing arrangements, the Company may be required to seek additional sources of capital sooner than currently anticipated.

Additionally, the Company was the highest bidder on certain LMDS licenses in the LMDS Auction and has committed to pay approximately $30.4 million in connection therewith (in addition to the Company's $13.0 million initial downpayment in such auction).

In addition to binding commitments to purchase approximately $20.0 million of telecommunications equipment, the Company is committed to pay approximately $24.2 million in Common Stock, or at the Company's election, cash, in connection with the acquisition of additional spectrum licenses.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. The words "anticipate", "believe", "estimate", "expect", "plan", "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. No assurance can be given that any of such expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, without limitation: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network; (b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to the issuance by the Company of certain securities during the first quarter of 1998, without registration of such securities under the Securities Act:

---------------------------------------------------------------------------------------------------------------------
   Securities Sold                                          Exemption      Terms of Conversion
     (Date Sold)        Purchaser(s)     Consideration       Claimed           or Exercise         Use of Proceeds
---------------------------------------------------------------------------------------------------------------------
  926,643 shares of        Various       Shares issued         4(2)           Not applicable       The Company did
    Common Stock         individuals     in connection                                             not receive cash
 (various dates from    and entities      with various                                               proceeds for
  1/1/98 - 3/31/98)                     acquisitions of                                              these shares
                                        38 GHz licenses
                                          and related
                                             assets
---------------------------------------------------------------------------------------------------------------------
  732,783 shares of    Telesoft Corp.    Shares issued         4(2)           Not Applicable       The Company did
    Common Stock         and certain     in connection                                             not receive cash
 (January 12, 1998)      individuals       with the                                                  proceeds for
                                        purchase of the                                              these shares
                                      GoodNet business
                                        from Telesoft
                                             Corp.
                                          and certain
                                          individual
                                         stockholders
---------------------------------------------------------------------------------------------------------------------
 4,000,000 shares of       Certain       $200 million,    4(2) and Rule     Convertible at the     The proceeds of
 Series D 7% Senior     Institutions      less certain         144A        option of the holder       this issue
     Cumulative                          discounts and                     into Common Stock of   were/will be used
     Convertible                            expenses                      the Company at a rate      for general
 Preferred Stock Due                                                       of 1.0079 shares of        corporate
        2010                                                              Common Stock for each      purposes in
  (March 12, 1998)                                                         share of Convertible    connection with
                                                                             Preferred Stock      the growth of the
                                                                                                  Company's business
---------------------------------------------------------------------------------------------------------------------
  $200,000,000 10%         Certain       $450 million,    4(2) and Rule       Not Applicable       The proceeds of
 Senior Subordinated    Institutions      less certain         144A                                   this issue
 Notes due 2008 and                      discounts and                                            were/will be used
 $250,000,000 Senior                        expenses                                                 for general
    Subordinated                                                                                      corporate
  Deferred Interest                                                                                  purposes in
    Note due 2008                                                                                  connection with
                                                                                                  the growth of the
                                                                                                  Company's business
---------------------------------------------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits

            10.1 Form of Executive Severence Agreement entered into between the
                 Company and certain officers and other senior executives.

        (b) Reports on Form 8-K

(1) Current Report on Form 8-K/A filed January 30, 1998.

(2) Current Report on Form 8-K/A filed February 5, 1998.

(3) Current Report on Form 8-K filed March 12, 1998.

(4) Current Report on Form 8-K filed March 30, 1998.

                                   SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant





By:  /s/Charles T. Dickson
------------------------------
Charles T. Dickson
Executive Vice President and Chief Financial
  Officer (Principal Financial Officer)            Dated:  May 15, 1998



By:  /s/Joseph P. Dwyer
------------------------------
Joseph P. Dwyer
Vice President, Finance
(Principal Accounting Officer)                      Dated:  May 15, 1998