Form 10-Q
period 1998-06-30
WINSTAR COMMUNICATIONS INC
filed 1998-08-14
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________  to  _________________

                         Commission File Number: 1-10726

                          WINSTAR COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         13-3585278
-----------------------------                  ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  230 Park Ave., Suite 2700, New York, NY 10169
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (212) 584-4000
                         -------------------------------
                         (Registrant's telephone number)

                             -----------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998: 39,606,665

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.  Financial Information

    Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              December 31, 1997 and June 30, 1998 (unaudited).............     3

              Unaudited Condensed Consolidated Statements
              of Operations - three and six months ended
              June 30, 1997 and 1998......................................     4

              Unaudited Condensed Consolidated Statement of
              Stockholders' Equity (Deficit) - six months ended
              June 30, 1998...............................................     5

              Unaudited Condensed Consolidated Statements
              of Cash Flows - six months ended
              June 30, 1997 and 1998......................................     6

              Notes to Condensed Consolidated
              Financial Statements........................................     7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............    15

PART II.      Other Information...........................................    23

                         Item 2.  Changes in Securities
                         Item 4.  Submission of Matters to a Vote of
                                    Security Holders
                         Item 5.  Other Information
                         Item 6.  Reports on Form 8-K

Signatures................................................................    25

                          WinStar Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                    December 31,      June 30,
                                                                        1997            1998
                                                                    ------------      --------
                                                                                    (unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                       $   402,359    $   574,883
    Short term investments                                               16,903        128,084
                                                                    -----------    -----------
        Cash, cash equivalents and short term investments               419,262        702,967

    Accounts receivable, net of allowance for doubtful
        accounts                                                         30,328         67,600
    Inventories                                                          10,296         13,052
    Prepaid expenses and other current assets                             8,985         32,967
    Net assets of discontinued operations                                 2,105          3,734
                                                                    -----------    -----------
        Total current assets                                            470,976        820,320

Property and equipment, net                                             284,835        380,149
Investment in equity securities                                            --           33,852
Licenses, net                                                           174,763        239,300
Intangible assets, net                                                   14,293        114,421
Deferred financing costs                                                 27,463         39,163
Other assets                                                              4,071         13,083
                                                                    -----------    -----------
        Total assets                                                $   976,401    $ 1,640,288
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                               $       386    $     1,339
    Accounts payable and accrued expenses                                97,714         91,374
    Current portion of capitalized lease obligations                      6,848         14,142
                                                                    -----------    -----------
        Total current liabilities                                       104,948        106,855
Capitalized lease obligations, less current portion                      21,823         39,264
Long-term debt, less current portion                                    768,469      1,270,726
Other liabilities                                                          --           10,588
Deferred income taxes                                                    24,000         21,500
                                                                    -----------    -----------
        Total liabilities                                               919,240      1,448,933
                                                                    -----------    -----------

Series C exchangeable redeemable preferred stock                        175,553        188,077
Series D senior cumulative convertible redeemable preferred stock          --          200,000

Stockholders' equity (deficit)
    Preferred stock                                                          39             40
    Common stock, par value $.01; authorized 200,000 shares,
    issued and outstanding 34,610 and 39,500, respectively                  346            395
    Additional paid-in-capital                                          255,741        383,105
    Accumulated deficit                                                (374,518)      (553,775)
    Accumulated other comprehensive loss                                   --          (26,487)
                                                                    -----------    -----------
Total stockholders' deficit                                            (118,392)      (196,722)
                                                                    -----------    -----------

        Total liabilities, redeemable preferred stock
          and stockholders' deficit                                 $   976,401    $ 1,640,288
                                                                    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                  For the three months ended     For the six months ended
                                                            June 30,                     June 30,
                                                   -----------------------       ----------------------
                                                      1997         1998            1997         1998
                                                   ----------    ---------       ---------    ---------
Operating revenues
     Telecommunications services
             CLEC                                   $   4,009    $  30,002       $   5,988    $  51,117
             Other                                      3,669       14,740           8,753       29,112
                                                    ---------    ---------       ---------    ---------
 Total telecommunications services                      7,678       44,742          14,741       80,229
     Information services                               8,662       12,521          14,676       24,470
                                                    ---------    ---------       ---------    ---------
Total operating revenues                               16,340       57,263          29,417      104,699
                                                    ---------    ---------       ---------    ---------

Operating expenses

     Cost of services and products                     15,908       46,181          28,867       88,956
     Selling, general and administrative expenses      39,228       59,693          68,781      113,304
     Depreciation and amortization                      4,896       16,895           8,397       28,294
                                                    ---------    ---------       ---------    ---------
Total operating expenses                               60,032      122,769         106,045      230,554
                                                    ---------    ---------       ---------    ---------
Operating loss                                        (43,692)     (65,506)        (76,628)    (125,855)

Other (expense) income
     Interest expense                                 (20,194)     (40,500)        (30,992)     (69,156)
     Interest income                                    5,090       10,308           7,325       15,236
                                                    ---------    ---------       ---------    ---------
Loss from continuing operations before income
tax benefit                                           (58,796)     (95,698)       (100,295)    (179,775)
Income tax benefit                                       --          1,400            --          2,500
                                                    ---------    ---------       ---------    ---------
Loss from continuing operations                       (58,796)     (94,298)       (100,295)    (177,275)
Loss from discontinued operations                        --           --              (477)      (1,982)
                                                    ---------    ---------       ---------    ---------
Net loss                                              (58,796)     (94,298)       (100,772)    (179,257)
Preferred stock dividends                              (2,346)     (11,287)         (2,346)     (19,485)
                                                    ---------    ---------       ---------    ---------
Net loss applicable to common stockholders          $ (61,142)   $(105,585)      $(103,118)   $(198,742)
                                                    =========    =========       =========    =========
Basic and diluted income loss per share:
      From continuing operations                    $   (1.85)   $   (2.77)      $   (3.13)   $   (5.32)
      From discontinued operations                  $    --           --             (0.01)       (0.05)
                                                    ---------    ---------       ---------    ---------
Net loss per share                                  $   (1.85)   $   (2.77)      $   (3.14)   $   (5.37)
                                                    =========    =========       =========    =========
Weighted average shares outstanding                    32,967       38,081          32,789       37,000
                                                    =========    =========       =========    =========

            See Notes to Condensed Consolidated Financial Statements

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                     For the Six Months Ended June 30, 1998
                                 (in thousands)
                                   (unaudited)



                                                                    Preferred Stock A                Common Stock
                                                           --------------------------------  ------------------------------
                                                               Shares               Amount        Shares            Amount
                                                           --------------     -------------  ------------     -------------

Balances at December 31, 1997                                      3,910    $        39        34,610         $     346

Issuances of common stock:
  For stock option exercises and other                                                          1,006                10
  For acquisitions                                                                              2,359                24
  For investment in equity securities                                                           1,525                15

Dividends declared on Series A preferred stock

Dividends on Series C preferred stock

Dividends on Series D preferred stock

Issuances of Series A preferred stock as
  dividends in kind                                                  118              1

Preferred stock issuance costs and other, net

Comprehensive loss:

Net loss

Unrealized loss on investments in marketable equity securities

                                                           ==============   ============  ============   ===============
Balances at June 30, 1998                                          4,028    $        40        39,500    $          395
                                                           ==============   ============  ============   ===============
                                                                                                     Accumulated           Total
                                                                        Additional                      Other          Stockholders'
                                                               Paid-in        Accumulated           Comprehensive          Equity
                                                               Capital          Deficit                  Loss             (Deficit)
                                                             -------------  ----------------        ----------------   -------------
Balances at December 31, 1997                              $      255,741   $     (374,518)         $       -             (118,392)

Issuances of common stock:
  For stock option exercises and other                             12,594                                                   12,604
  For acquisitions                                                 78,710                                                   78,734
  For investment in equity securities                              60,329                                                   60,344

Dividends declared on Series A preferred stock                     (2,955)                                                  (2,955)

Dividends on Series C preferred stock                             (12,524)                                                 (12,524)

Dividends on Series D preferred stock                              (4,006)                                                  (4,006)

Issuances of Series A preferred stock as
  dividends in kind                                                 2,954                                                    2,955

Preferred stock issuance costs and other, net                      (7,738)                                                  (7,738)
                                                           --------------
Comprehensive loss:

Net loss                                                                          (179,257)                               (179,257)

Unrealized loss on investments in marketable
  equity securities                                                                                     (26,487)           (26,487)
                                                                                                                     --------------
                                                                                                                          (205,744)
                                                                                                                     --------------
                                                           ===============  ===============  ===================  =================
Balances at June 30, 1998                                  $      383,105   $     (553,775)  $          (26,487)  $       (196,722)
                                                           ===============  ===============  ===================  =================

            See Notes to Condensed Consolidated Financial Statements

                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                           For the six months ended
                                                                   June 30,
                                                            ----------------------
                                                              1997          1998
                                                            ---------     --------
Cash flows from operating activities:
      Net loss                                              $(100,770)   $(179,257)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Net loss from discontinued operations                  477        1,982
           Depreciation and amortization                        9,260       30,264
           Deferred income tax benefit                           --         (2,500)
           Provision for doubtful accounts                        774        4,400
           Non cash interest expense                           22,475       50,902
           (Increase) decrease in operating assets:
                Accounts receivable                            (7,142)     (25,111)
                Inventories                                       565       (2,756)
                Prepaid expenses and other current assets      (6,859)      (2,950)
                Other assets                                   (1,392)      (9,011)
           Increase (decrease) in accounts
               payable and accrued expenses                    15,799      (29,121)
           Net cash used in discontinued operations            (1,947)      (3,611)
                                                            ---------    ---------
Net cash used in operating activities                         (68,760)    (166,769)
                                                            ---------    ---------
Cash flows from investing activities:
      Decrease (increase) in short-term investments, net      (13,976)    (111,181)
      Purchase of property and equipment, net                 (63,354)    (119,569)
      Acquisitions                                            (34,917)    (107,949)
      Other, net                                                  457            -
                                                            ---------    ---------
Net cash used in investing activities                        (111,790)    (338,699)
                                                            ---------    ---------
Cash flows from financing activities:
      Proceeds from long-term debt, net                       270,945      437,592
      Net proceeds from redeemable preferred stock               --        193,145
      Net proceeds from equity transactions                    98,087       12,604
      Net proceeds from sale of minority equity interest         --         10,000
      Proceeds from equipment lease financing                  20,511       30,900
      Payment of capital lease obligations                     (1,903)      (3,362)
      Other, net                                                 (402)      (2,887)
                                                            ---------    ---------
Net cash provided by financing activities                     387,238      677,992
                                                            ---------    ---------
Net increase in cash and cash equivalents          206,688      172,524
Cash and cash equivalents at beginning of period               95,490      402,359
                                                            ---------    ---------
Cash and cash equivalents at end of period                    302,178      574,883
Short-term investments at end of period                        40,973      128,084
                                                            ---------    ---------
Cash, cash equivalents and short-term investments
      at end of period                                      $ 343,151    $ 702,967
                                                            =========    =========

            See Notes to Condensed Consolidated Financial Statements

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Nature of Business

The Company provides facilities-based voice and broadband data telecommunications services to businesses and other customers in major metropolitan areas in the United States. By utilizing its Wireless Fiber(SM) services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber services to provide other telecommunications offerings, including Internet, ATM and frame relay services. The Company creates and/or acquires rights to and distributes information and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

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

2.  Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of June 30, 1998, the statements of operations for the three and six months ended June 30, 1997 and 1998, the statements of cash flows for the six months ended June 30, 1997 and 1998 and the statement of stockholders' equity for the six months ended June 30, 1998.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The unaudited financial statements and related footnotes for the three and six month periods ended June 30, 1997 reflect certain reclassifications such that they conform to the current period presentation.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

--------------------------
Wireless Fiber(SM) is a service mark of WinStar Communications, Inc.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


3.    Dividends on Convertible Preferred Stock

Dividends on the 6% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") since its issuance have been paid "in-kind" in additional shares of the Series A Preferred Stock.

4.    Basic and Diluted Loss Per Share

Basic and diluted loss per share have been calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The adoption of SFAS No. 128 had no effect on earnings per share for the three and six months ended June 30, 1997.

5.  Acquisition of MidCom Communications, Inc.

Effective January 21, 1998 (the "Closing Date"), pursuant to an agreement between the Company and MIDCOM Communications, Inc. and its subsidiaries (collectively, "MidCom"), the Company acquired substantially all of MidCom's assets and businesses for a purchase price of approximately $92.0 million in cash. The purchase price is subject to a downward adjustment under certain circumstances.

The Company has retained an independent third party to fully evaluate the assets and certain liabilities of MidCom, in order to complete the allocation of the purchase price of the acquisition. Further adjustments may arise as a result of the finalization of the ongoing evaluation. The results of this evaluation are expected to be recorded in the near term. The financial statements of MidCom have been consolidated into the Company's financial statements as of the date of acquisition.

MidCom was a provider of long distance voice and frame relay data telecommunications services primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

The following pro forma results of operations (in thousands, except per share data) reflect the combined operations of the Company and MidCom as if the acquisition was consummated at the beginning of each period presented. The unaudited pro forma results of operations does not purport to represent the results of operations that would have actually resulted had the purchase

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

                                             For The Three Months Ended    For The Six Months Ended
                                                        June 30,                   June 30,
                                             --------------------------    ------------------------
                                                   1997         1998         1997           1998
                                                   ----         ----         ----           ----
     Operating Revenues                         $ 41,453      $ 57,263      $ 78,836     $ 108,471
     Net Loss applicable to common
        stockholders                             (83,557)     (105,585)     (145,698)     (199,144)
     Basic and diluted loss per share           $ (2.53)      $ (2.77)      $ (4.44)     $  (5.38)


6.  Issuance of Cumulative Convertible Preferred Stock

In March 1998, the Company sold 4,000,000 shares of Series D 7% senior cumulative convertible preferred stock ("Convertible Preferred Stock") in a private placement for aggregate gross proceeds of $200 million. The preferred stock earns a 7% cumulative annual dividend, payable quarterly (commencing on September 15, 1998) in (i) cash or, at the Company's election, (ii) through the issuance of a number of shares of the Company's common stock equal to the dividend amount divided by the discounted current market value of the common stock (as defined), at the Company's option. The Company is currently prohibited from paying such dividends in cash under the terms of its outstanding indentures.

The Convertible Preferred Stock is convertible at the option of the holder at any time after the issue date, into shares of the Company's common stock at a conversion price of $49.61 per share of common stock.

The Convertible Preferred Stock is redeemable at the option of the Company after March 20, 2001, in whole or in part, at defined redemption prices, payable in cash plus accumulated and unpaid dividends, if any. The terms of the Company's outstanding indentures currently prohibit any such redemption prior to the repayment of the debt issued under the indenture. The Convertible Preferred Stock is mandatorily redeemable on March 15, 2010 at a redemption price of $50, payable in cash, per share plus accrued and unpaid dividends.

The Convertible Preferred Stock, with respect to dividend rights and rights on liquidation, winding up and dissolution, ranks (i) senior to all classes of common stock and to the Series A Preferred Stock of the Company and (ii) on a parity with the Series C Preferred Stock of the Company.

The Company filed a shelf registration (which was declared effective in June
1998) with the Securities and Exchange Commission with respect to resales of the Convertible Preferred Stock and the common stock which may be issued on the conversion thereof or as dividends thereon.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

The Company has filed an Exchange Offer Registration Statement with the Securities and Exchange Commission ("SEC") which has been declared effective under the Securities Act. The Company has commenced an exchange offer for the Notes, pursuant to such registration statement.

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

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

WEC and WEC II have no independent operations other than to purchase Designated Equipment and to lease this equipment to the Company and its other telecommunications affiliates. It is therefore unlikely, in the opinion of management, that WEC or WEC II will generate sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

Summary financial information of WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information at June 30, 1998 is as follows:

                                                WEC           WEC II
                                                ---           ------

               Current assets                $  87,732       $ 48,486
               Long term assets                134,378          2,752
               Current liabilities             (40,264)        (4,216)
               Long term liabilities          (200,000)       (50,000)
                                              ---------       --------

               Stockholders' deficit          $(18,154)     $  (2,978)
                                              =========     ==========

Statements of operations information for WEC for the three and six months ended June 30, 1998, the three months ended June 30, 1997 and the period from March 13, 1997 (inception) through June 30, 1997, and for WEC II for the three and six months ended June 30, 1998, are as follows (in thousands):

                                                                WEC                                            WEC II
                                        ------------------------------------------------------        ------------------------
                                                                       Period from
                                                                        March 13,
                                                        Three              1997          Six                            Six
                                           Three        Months         (Inception)      Months        Three Months     Months
                                        Months Ended    Ended               to          Ended            Ended         Ended
                                          June 30,     June 30,          June 30,      June 30,         June 30,      June 30,
                                            1997         1998              1997          1998             1998          1998
                                        ------------   --------        -----------     --------       ------------    --------

    Rental revenues from other
    WinStar subsidiaries............    $       --    $       502       $       --      $  1,014        $    --       $   --
    Interest income from other
    WinStar subsidiaries............            --            828               --         1,692        $    --       $   --
    Interest income - investments...          2,595           906             2,986        2,448             879         1,525
    Selling, general and
    administrative expenses.........            --           (597)              --        (1,639)            --           --
    Interest expense................         (5,617)       (5,751)           (6,450)     (11,496)         (1,563)       (3,125)
                                        ------------  ------------      ------------    ---------       ---------     ---------
    Net loss........................    $    (3,022)  $    (4,112)      $    (3,464)    $ (7,981)       $   (684)     $ (1,600)
                                        ============  ============      ============    =========       =========     =========

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Separate financial statements for WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the condensed consolidated financial statements of the Company.

9.  Discontinued Operation - WinStar Global Products, Inc.

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, WinStar Global Products, Inc., ("Global Products") was approved by the Board of Directors and it is anticipated that the disposal will be completed within the near term. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, is carried at its estimated net realizable value. During the six months ended June 30, 1998, the Company recorded a loss on discontinued operations of $1,982,000. The accompanying condensed consolidated balance sheets, and operating results of Global Products are segregated and reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows.

Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                                For the Three Months            For the Six Months
                                                       Ended                           Ended
                                                      June 30,                        June 30
                                                --------------------           --------------------
                                                1997            1998           1997            1998
                                                ----            ----           ----            ----
Operating revenues                              $ 2,583         $ 2,203       $ 6,275         $ 4,495
                                                --------        -------       -------         -------
Cost of services and products                     1,995           2,222         4,545           4,537
Selling, general & administrative
    expenses                                      1,282           1,029         2,548           2,073
Depreciation and amortization                        58              66           116             124
                                                --------        -------       -------         -------
Total operating expenses                          3,335           3,317         7,209           6,734
                                                --------        -------       -------         -------
Operating loss                                     (752)         (1,114)         (934)         (2,239)
Interest expense                                   (109)           (157)         (404)           (333)
                                                --------        -------       -------         -------
Net loss                                        $  (861)        $(1,271)      $(1,338)        $(2,572)
                                                ========        =======       =======         =======

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Net assets of the discontinued operations of Global Products at December 31, 1997 and June 30, 1998 are composed of the following (in thousands of dollars):

                                         December 31,            June 30,
                                            1997                   1998
                                         ------------            --------
Assets:
  Accounts Receivable, net                $  4,383              $    790
  Inventories                                4,663                 5,127
  Other Assets                               1,268                   466
                                          --------              --------
      Total assets                          10,314                 6,383
                                          --------              --------

Liabilities:
  Current Liabilities                        3,570                 4,041
  Other Liabilities                          9,951                 4,554
                                          --------              --------
      Total liabilities                     13,521                 8,595
                                          --------              --------
      Net deficit                         $ (3,207)              $(2,212)
                                          =========              ========

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

10.   Marketable Securities

On June 21, 1998, the Company purchased 12.9% of the outstanding common stock of Advanced Radio Telecom Corp. ("ART") and other equity securities from private investors. The Company issued one share of its common stock in exchange for every 2.2 shares of ART purchased. The conversion ratio results in a purchase price of $17.90 per ART share based on the Company's closing stock price on the date the transaction was closed. The Company issued approximately 1,525,000 restricted common shares in connection with the transaction and received approximately 3,314,000 common shares of ART and certain other unrelated assets. The marketable securities acquired are accounted for as "Available for Sale Securities" in accordance with Statement of Financial Accounting Standards No.
115. The Company has recorded an "other comprehensive loss" (representing unrealized losses on securities) of $26,487,000 in the Statement of Stockholders' Equity.

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

12.   Subsequent Events

In July 1998, the Company agreed to purchase 850 MHz of bandwidth in New York City from CellularVision USA, Inc. for $32.5 million in cash. The bandwidth will be disaggregated from CellularVision's LMDS license for the New York area. This transaction is subject to FCC approval. The Company has also agreed to lend CellularVision an amount up to $5.5 million, the repayment of which may be offset against the purchase price. The acquired spectrum will not be used to support any of the ongoing services or operations of CellularVision.

In July 1998, the Company entered into a twenty five year lease agreement for dark fiber capacity in and between a number of major markets at an aggregate cost of approximately $40 million. To date, the Company has paid $6.5 million of this amount, with the balance to become payable as portions of the fiber network are fully constructed and become available to the Company, which is expected to occur over the next eighteen months.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company provides facilities-based voice and broadband data telecommunications services to businesses and other customers in major metropolitan areas in the United States. By utilizing its Wireless Fiber(SM) services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber services to provide other telecommunications offerings, including Internet, ATM and frame relay services. The Company acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company also operates a nonstrategic consumer products company, which is treated as a discontinued operation in this report.

During the first quarter of 1998 the Company completed its acquisition of the assets of MidCom Communications, Inc., a national provider of long distance voice and frame relay data telecommunications services, primarily to small and medium-sized businesses nationally.

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues of the Company's operating segments are as follows (in millions):

                                                  Three Months Ended
                                                       June 30,
                                                  ------------------
                                                  1997          1998
                                                  ----          ----
    Telecommunications Services:
       CLEC Services                            $  4,009       $30,002
       Other Services                              3,669        14,740
                                                  ------       -------
                                                   7,678        44,742
    Information Services                           8,662        12,521
                                                 -------       -------
            Total Revenues                       $16,340       $57,263
                                                 =======       =======


Revenues increased by $40.9 million, or 250.4%, for the three months ended June 30, 1998, to $57.3 million, from $16.3 million for the three months ended June 30, 1997. This increase was principally attributable to the growth in the Company's telecommunications business, where the addition of new markets and new services led to 482.7% gain in revenues over the prior year.

Revenues from CLEC services increased by $26.0 million, or 648%, for the quarter ended June 30, 1998, to $30.0 million, from $4.0 million, for the quarter ended June 30, 1997. The growth was attributable to continued national sales and installation of local, long distance and internet services to small and medium size business customers, and the geographic expansion of sales and network operations, along with the rapidly expanding large account business unit. Total CLEC service revenues reached an annual run rate in excess of $130 million at the end of June, compared with $19 million a year ago.

Revenues from other telecommunications services, which consist of wholesale operations, residential long distance and MidCom long distance voice services (other than sales attributable to National Accounts), increased $11.1 million to $14.7 million in the quarter ended June 30, 1998, as compared to $3.7 million in the quarter ended June 30, 1997. The increase resulted primarily from revenues, attributable to former MidCom long distance operations which were acquired in January 1998. The Company expects a gradual attrition of this revenue over subsequent quarters.

Revenues from information services increased by $3.9 million, or 44.6%, for the three months ended June 30, 1998, to $12.5 million, from $8.7 million, for the three months ended June 30, 1997, due to generally higher demand and the marketing of new products targeted at the information requirements of small and medium-sized businesses.

Cost of services and products increased by $30.3 million, or 190.3%, for the three months ended June 30, 1998, to $46.2 million, from $15.9 million, for the three months ended June 30, 1997. As a percentage of revenues, cost of services and products in the quarter ended June 30, 1998 was 80.6%, compared with 97.4% in the quarter ended June 30, 1997, and 90.1% for the quarter ended March 31, 1998. This decrease in the cost of revenue percentage is the result of increased volumes and larger percentages of traffic being provisioned over the Company's network. The Company is continuing to add new markets and build its telecommunications network. The Company's gross profit margins will gradually improve as increased volumes and larger percentages of traffic are provisioned over its own network facilities. The rate of improvement, however, will be slower during periods when the Company expands into new markets, and will accelerate as these markets mature.

Selling, general and administrative expense increased by $20.5 million to $59.7 million for the three months ended June 30, 1998, from $39.2 million for the three months ended June 30, 1997. The Company continued to hire sales, marketing, network and related support personnel in connection with the expansion of its CLEC markets. The Company had approximately 750 employees at June 30, 1997 and approximately 2,300 at June 30, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 240.1% for the quarter ended June 30, 1997 to 104.2% for the quarter ended June 30, 1998. With the rapid expansion of its markets from 1 in December 1996 to 26 at June 30, 1998, and to its plan of 30 at December 31, 1998, the Company expects its selling, general and administrative expenses to continue to grow in absolute dollars, but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $12.0 million for the three months ended June 30, 1998, to $16.9 million, from $4.9 million for the three months ended June 30, 1997 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the three months ended June 30, 1998, was $65.5 million, compared with an operating loss of $43.7 million for the three months ended June 30, 1997.

Interest expense increased by $20.3 million, or 100.6%, for the three months ended June 30, 1998, to $40.5 million, from $20.2 million for the three months ended June 30, 1997. This increase was principally attributable to the issuance of $150 million of debt in the third and fourth quarters of 1997 and another $450 million of debt in the first quarter of 1998. Of the $40.5 million interest expense for the quarter, $32.4 million is not payable in cash.

Interest income increased by $5.2 million, or 102.5%, for the three months ended June 30, 1998, to $10.3 million, from $5.1 million for the three months ended June 30, 1997. The increase resulted from the additional interest income earned on the proceeds from the Company's various stock and debt placements.

For the reasons noted above, the Company reported a loss from continuing operations of $94.3 million for the three months ended June 30, 1998, compared to a net loss from continuing operations of $58.8 million for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues of the Company's operating segments are as follows (in millions):

                                                            Six Months Ended
                                                                 June 30,
                                                           ------------------
                                                           1997          1998
                                                           ----          ----
    Telecommunications Services:

       CLEC Services                                      $ 5,988      $ 51,117
       Other Services                                       8,753        29,112
                                                           ------      --------
                                                           14,741        80,229
    Information Services                                   14,676        24,470
                                                          -------      --------

            Total Revenues                                $29,417      $104,699
                                                          =======      ========

Revenues increased by $75.3 million, or 255.9% for the six months ended June 30, 1998, to $104.7 million, from $29.4 million for the six months ended June 30, 1997. This increase was attributable to the growth in revenues generated by the Company's telecommunications operations.

Revenues from CLEC services increased by $45.1 million, or 752.0%, to $51.1 million for the six months ended June 30, 1998, from $6.0 million in the six months ended June 30, 1997. The CLEC business commenced operations in the second quarter of 1996. The Company has since been rapidly adding markets and installing voice and data lines for its business customers.

Revenues from other telecommunications services increased $20.4 million to $29.1 million for the six months ended June 30, 1998, as compared to $8.8 million in the six months ended June 30, 1997. The increase resulted primarily from sales, attributable to former MidCom long distance operations which were acquired in January 1998.

Revenues from information services increased by $9.8 million, or 66.7%, for the six months ended June 30, 1998, to $24.5 million, from $14.7 million for the six months ended June 30, 1997, due to a generally higher demand and the marketing of new products targeted at the information requirements of small and medium-sized business.

Cost of services and products increased by $60.1 million, or 208.2%, for the six months ended June 30, 1998, to $89.0 million, from $28.9 million for the six months ended June 30, 1997. As a percentage of revenues, cost of services and products for the six months ended June 30, 1998 was 85%, compared with 98.1% in the six months ended June 30, 1997. This decrease in the cost of revenue percentage is the result of increased volumes and larger percentages of traffic being provisioned on the Company's network.

Selling, general and administrative expense increased by $44.5 million to $113.3 million for the six months ended June 30, 1998, from $68.8 million for the six months ended June 30, 1997. The Company continued to hire sales, marketing, network and related support personnel in connection with the expansion of its CLEC markets. The Company had approximately 1,479 employees at December 31, 1997 and approximately 2,300 at June 30, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 234% for the six months ended June 30, 1997 to 108.2% for the six months ended June 30, 1998. With the rapid expansion of its markets from 1 in December 1996 to 26 at June 30, 1998, and to its plan of 30 at December 31, 1998, the Company expects its selling, general and administrative expenses to continue to grow in absolute dollars, but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $19.9 million for the six months ended June 30, 1998, to $28.3 million, from $8.4 million for the six months ended June 30, 1997 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the six months ended June 30, 1998, was $125.9 million, compared with an operating loss of $76.6 million for the six months ended June 30, 1997.

Interest expense increased by $38.2 million, or 123.1%, for the six months ended June 30, 1998, to $69.2 million, from $31.0 million for the six months ended June 30, 1997. This increase was principally attributable to the issuance of $450 million of debt in 1997 and another $450 million of debt in the first quarter of 1998. Of the $69.2 million interest expense for the quarter, $50.9 million is not payable in cash.

Interest income increased by $7.9 million, or 108.0%, for the six months ended June 30, 1998, to $15.2 million, from $7.3 million for the six months ended June 30, 1997. The increase resulted from the additional interest income earned on the proceeds from the Company's various stock and debt placements.

For the reasons noted above, the Company reported a loss from continuing operations of $177.3 million for the six months ended June 30, 1998, compared to a net loss from continuing operations of $100.3 million for the six months ended June 30, 1997.

Liquidity and Capital Resources

In March 1998, the Company sold 4,000,000 shares of its 7% Series D Senior Cumulative Convertible Preferred Stock pursuant to which the Company realized net proceeds of approximately $193.1 million.

Additionally, in March 1998, the Company sold an aggregate of $450 million principal amount of notes (the "1998 Debt Placements"), pursuant to which it realized net proceeds of approximately $436.7 million.

At June 30, 1998, the Company had approximately $703.0 million in cash, cash equivalents and short term investments, approximately $104.3 million of which may only be used to finance equipment purchases in connection with the Company's rollout of its telecommunications infrastructure.

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue over the near term as the Company executes its growth strategy. A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices currently serving the 26 major markets in which it offers CLEC services, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switches and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the three months ended June 30, 1998 was approximately $48.6 million, and purchases of property and equipment during the three months ended June 30, 1998 was approximately $90.0 million. At June 30, 1998, working capital was $713.5 million, including cash, cash equivalents and short-term investments of $703.0 million, as compared to working capital and cash, cash equivalents and short-term investments at December 31, 1997 of $366.0 million and $419.3 million, respectively.

Under its current plans to expand to 40 major metropolitan markets by the end of 1999, the Company plans to spend approximately $150.0 million during the remainder of 1998 and approximately $300.0 million in 1999 for capital equipment, which may require the Company to seek additional capital from financial institutions, equipment vendors or in the financial markets. The Company anticipates, based on current plans and assumptions relating to its operations, that its existing financial resources and additional equipment financing arrangements that the Company intends to seek, will be sufficient to fund the Company's operations and capital requirements for approximately 15 to 18 months. The Company believes that it will be able to obtain sufficient capital to execute its business plan. In the event that the Company's assumptions change or prove to be inaccurate, the Company consummates any acquisitions of significant businesses or assets (including spectrum licenses), the Company accelerates its plan and enters markets more rapidly, or the Company fails to secure additional equipment financing arrangements, the Company may be required to seek additional sources of capital sooner than currently anticipated.

In addition to binding commitments to purchase approximately $21.0 million of telecommunications equipment, the Company is committed to pay approximately $36.4 million in connection with the acquisition of additional spectrum licenses, all of which are subject to FCC approval, of which $32.5 million is payable in cash and as an offset against a $3.5 million loan made by the Company. The balance is payable in common stock or, at the Company's option, in cash.

The Company was the highest bidder on certain LMDS licenses in the LMDS auction and has committed to pay approximately $34.0 million in connection therewith (in addition to the Company's $8.0 million initial down payment in such auction).

The Company has entered into a twenty five year lease agreement for dark fiber capacity in and between a number of major markets at an aggregate cost of approximately $40 million. Amounts will become payable over the next eighteen months as portions of the fiber network are fully constructed and become available to the Company. To date the Company has paid $6.5 million of this amount.

Year 2000 Compliance

The Company is currently addressing the issue of whether or to what extent its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem, which is the result of prior computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations.

Based on an initial review of its systems, the Company concluded that its significant computer programs and internal operations either will not be materially affected by the Year 2000 problem or will be properly modified or replaced prior to the end of 1999 at a cost which will not be material to the Company. However, in light of the Company's commitment to ensuring the integrity of its systems, including its telecommunications network, the Company is conducting a comprehensive review of its systems to ensure that all such systems are Year 2000 compliant. The Company continues to believe that its exposure to this issue, based on its internal systems, is somewhat limited by the fact that substantially all of its existing systems have been purchased or replaced since 1996 or currently remain under development.

The Company has an ongoing task force, comprised of representatives from each major area of the Company's operations as well as outside consulting firms as appropriate, to evaluate and remediate its Year 2000 problems. This process entails: conducting a comprehensive inventory of the Company's internal systems (including computer and electrical systems, equipment and the systems of companies acquired or to be acquired by the Company); assessing and prioritizing any required remediation, particularly with regard to "mission critical" systems; in the event any systems are found to be non-compliant, remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; and testing all affected and remediated systems for full Year 2000 compliance. The Company is also in the process of developing contingency plans with regard to potential Year 2000 problems. Although the Company expects that it will have identified and remediated any Year 2000 problems prior to the end of 1999, if significant Year 2000 problems in the Company's systems are not uncovered or are not remediated in a timely manner, such problems could have adverse consequences for the Company's operations.

In addition to assessing its own systems, the Company is conducting an external review of its vendors and suppliers, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to this issue and any impact that may have on the Company. In particular, to the extent that other telecommunications carriers in the national and international telecommunications infrastructure, including carriers whose services are resold by the Company or to which the Company's network is interconnected directly or indirectly, are not Year 2000 compliant, it could create a problem for the Company. There can be no assurance that such resulting problems will not have a material adverse effect on the Company.

The Company has completed various acquisitions during recent periods and is in the process of integrating the systems of those companies into the Company. Those systems are included in the Company's Year 2000 review and remediation project. The Company expects to consummate additional acquisitions prior to the end of 1999. The extent of the Year 2000 problems associated with any such acquired companies and the cost and timing of remediation will be evaluated during and after completion of the acquisition process. No assurance can be given that the systems of any acquired company will be Year 2000 compliant when acquired or will be capable of timely remediation.

The Company does not anticipate that the cost of this project will be material; however, since the process by its nature is ongoing, the Company is unable to estimate the actual cost at this time. A cost estimate and budget is being prepared by the Company and is expected to be substantially completed by the end of the third quarter of this year.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to the issuance by the Company of certain securities during the quarter ended June 30, 1998, without registration of such securities under the Securities Act:


---------------------- ---------------- ----------------- --------------- ----------------------- -------------------
   Securities Sold                                          Exemption      Terms of Conversion
     (Date Sold)        Purchaser(s)     Consideration       Claimed           or Exercise         Use of Proceeds
---------------------- ---------------- ----------------- --------------- ----------------------- -------------------

  476,718 shares of        Various       Shares issued         4(2)           Not applicable       The Company did
    Common Stock         individuals     in connection                                             not receive cash
 (various dates from    and entities      with various                                               proceeds for
  4/1/98 - 6/30/98)                     acquisitions of                                              these shares
                                        38 GHz licenses
                                          and related
                                             assets
---------------------- ---------------- ----------------- --------------- ----------------------- -------------------
 1,525,301 shares of      Landover       Shares issued         4(2)           Not applicable       The Company did
    Common Stock           Holding       in connection                                             not receive cash
      (6/21/98)          Corporation        with the                                                 proceeds for
                        and James J.      purchase of                                                these shares
                            Pinto          shares of
                                         Advanced Radio
                                         Telecom Corp.
                                          and certain
                                        unrelated assets
---------------------- ---------------- ----------------- --------------- ----------------------- -------------------

Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders (the "Meeting") held on June 10,1998, the Company submitted the following matters to a vote of its security holders, all of which mattes were approved:

1.    Election of Class I Directors.

        Name of Director               Votes For         Votes Withheld
        ----------------               ---------         --------------
        Steven G. Chrust               30,163,553           2,715,497
        James I. Cash                  30,139,793           2,739,257

The term of office of each of the following additional directors of the Company continued after the Meeting: William J. Rouhana, Jr., Nathan Kantor, Bert Wasserman, Steven B. Magyar and William J. vanden Heuvel.

2. Amendment of WinStar Communications, Inc. 1995 Performance Equity Plan increasing the number of shares available for issuance pursuant to grants made thereunder from 7,500,000 to 10,000,000.

               Votes For                 Votes Against               Abstentions
               ---------                 -------------               -----------
               15,694,443                  8,082,532                   234,447

3. Approval of the WinStar Communications, Inc. Qualified Employee Stock Purchase Plan and Related Amendment to the Company's By-Laws.

               Votes For                 Votes Against               Abstentions
               ---------                 -------------               -----------
               23,226,704                   597,747                    187,001

Item 5 - Other Information

Notes to Stockholders Regarding 1999 Annual Meeting of Stockholders:

Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies its solicits and obtains from the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in New York, New York no later than March 24, 1999.

Item 6. Reports on Form 8-K

(1) Current report on Form 8-K filed June 25, 1998.

(2) Current report on Form 8-K filed July 23, 1998.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant

By:  /s/ Charles T. Dickson
---------------------------
Charles T. Dickson
Executive Vice President and Chief Financial
  Officer (Principal Financial Officer)             Dated:  August 14, 1998



By:  /s/ Joseph P. Dwyer
---------------------------
Joseph P. Dwyer
Vice President, Finance
(Principal Accounting Officer)                      Dated:  August 14, 1998