Form 10-Q
period 1998-09-30
WINSTAR COMMUNICATIONS INC
filed 1998-11-16
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________   to  _____________________

                         Commission File Number: 1-10726

                          WINSTAR COMMUNICATIONS, INC.
                          ----------------------------
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

                                 (212) 584-4000
                                 --------------
                         (Registrant's telephone number)


                             -----------------------
             (Former name, former address and former fiscal year end
                          if changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

State the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998: 43,206,247

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information

    Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              December 31, 1997 and September 30, 1998 (unaudited)............3

              Unaudited Condensed Consolidated Statements
              of Operations - three and nine months ended
              September 30, 1997 and 1998 ....................................4

              Unaudited Condensed Consolidated Statement of
              Stockholders' Equity (Deficit) - nine months ended
              September 30, 1998..............................................5

              Unaudited Condensed Consolidated Statements
              of Cash Flows - nine months ended
              September 30, 1997 and 1998.....................................6

              Notes to Condensed Consolidated

              Financial Statements............................................7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................18

PART II.      Other Information..............................................28

                         Item 2.  Changes in Securities
                         Item 5.  Other Information
                         Item 6.  Reports on Form 8-K

Signatures        ...........................................................29

                          WinStar Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                             December 31,               September 30,
                                                                                 1997                        1998
                                                                         ---------------------       ---------------------
                                                                                                         (unaudited)
                                     ASSETS
Current assets

    Cash and cash equivalents                                            $            402,559        $            311,863
    Short term investments                                                             16,903                     162,043
                                                                         ---------------------       ---------------------
        Cash, cash equivalents and short term investments                             419,462                     473,906
    Accounts receivable, net of allowance for doubtful
        accounts                                                                       28,728                      80,606
    Inventories                                                                        10,296                      16,028
    Prepaid expenses and other current assets                                           8,834                      39,427
    Net assets of discontinued operations                                               1,145                           -
                                                                         ---------------------       ---------------------
        Total current assets                                                          468,465                     609,967

Property and equipment, net                                                           284,835                     447,186
Investment in equity securities                                                             -                      14,954
Licenses, net                                                                         174,763                     283,558
Intangible assets, net                                                                 14,293                     149,291
Deferred financing costs                                                               27,463                      39,378
Other assets                                                                            4,015                      12,492
                                                                         ---------------------       ---------------------
        Total assets                                                     $            973,834        $          1,556,826
                                                                         =====================       =====================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                                    $                386        $              5,517
    Accounts payable and accrued expenses                                              95,685                      78,530
    Net liabilities of discontinued operations                                              -                      11,618
    Current portion of capitalized lease obligations                                    6,741                      13,646
                                                                         ---------------------       ---------------------
        Total current liabilities                                                     102,812                     109,311
Capitalized lease obligations, less current portion                                    21,392                      52,448
Long-term debt, less current portion                                                  768,469                   1,293,823
Other liabilities                                                                           -                      13,237
Deferred income taxes                                                                  24,000                      20,000
                                                                         ---------------------       ---------------------
        Total liabilities                                                             916,673                   1,488,819
                                                                         ---------------------       ---------------------
Series C exchangeable redeemable preferred stock                                      175,553                     194,738
Series D senior cumulative convertible redeemable preferred stock                           -                     200,000

Stockholders' equity (deficit)
    Series A Preferred stock                                                               39                          41
    Series E Preferred stock                                                                -                           1
    Common stock, par value $.01; authorized 200,000 shares,
    issued and outstanding 34,610 and 40,565, respectively                                346                         405
    Additional paid-in-capital                                                        255,741                     394,303
    Accumulated deficit                                                              (374,518)                   (676,116)
    Accumulated other comprehensive loss                                                    -                     (45,365)
                                                                         ---------------------       ---------------------
Total stockholders' deficit                                                          (118,392)                   (326,731)
                                                                         ---------------------       ---------------------
        Total liabilities, redeemable preferred stock
          and stockholders' deficit                                      $            973,834        $          1,556,826
                                                                         =====================       =====================


            See Notes to Condensed Consolidated Financial Statements



                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                   For the three months ended     For the nine months ended
                                                          September 30,                  September 30,
                                                   --------------------------     -------------------------
                                                       1997         1998               1997         1998
                                                       ----         ----               ----         ----
Operating revenues
     Telecommunications services
             CLEC                                   $   7,429    $  37,221          $  13,417    $  85,858
             Other                                       --         11,175              3,792       40,276
                                                    ---------    ---------          ---------    ---------
 Total telecommunications services                      7,429       48,396             17,209      126,134
     Information services                              11,017       12,750             25,693       37,220
                                                    ---------    ---------          ---------    ---------
Total operating revenues                               18,446       61,146             42,902      163,354
                                                    ---------    ---------          ---------    ---------
Operating expenses
     Cost of services and products                     18,408       45,722             43,783      132,199
     Selling, general and administrative expenses      39,864       63,764            105,486      175,395
     Depreciation and amortization                      6,802       20,372             14,649       48,666
                                                    ---------    ---------          ---------    ---------
Total operating expenses                               65,074      129,858            163,918      356,260
                                                    ---------    ---------          ---------    ---------
Operating loss                                        (46,628)     (68,712)          (121,016)    (192,906)

Other (expense) income
     Interest expense                                 (22,018)     (42,599)           (52,863)    (111,704)
     Interest income                                    4,298        8,805             12,415       24,043
     Other income                                       2,220         --                2,220         --
                                                    ---------    ---------          ---------    ---------
Loss from continuing operations before income
tax benefit                                           (62,128)    (102,506)          (159,244)    (280,567)
     Income tax benefit                                  --          1,500               --          4,000
                                                    ---------    ---------          ---------    ---------
Loss from continuing operations                       (62,128)    (101,006)          (159,244)    (276,567)
Discontinued operations:
     Loss from operations                              (1,655)      (1,045)            (4,834)      (2,759)
     Estimated loss on disposal (including a
       provision of $4,183 for operating losses
       during the phase out period)                    (1,500)     (20,290)            (1,977)     (22,272)
                                                    ---------    ---------          ---------    ---------

Loss from discontinued operations                      (3,155)     (21,335)            (6,811)     (25,031)
                                                    ---------    ---------          ---------    ---------
Net loss                                              (65,283)    (122,341)          (166,055)    (301,598)
Preferred stock dividends                              (1,535)     (11,710)            (3,881)     (31,195)
                                                    ---------    ---------          ---------    ---------
Net loss applicable to common stockholders          $ (66,818)   $(134,051)         $(169,936)   $(332,793)
                                                    =========    =========          =========    =========
Basic and diluted loss per share:
      From continuing operations                    $  (1.91)    $   (2.83)         $   (4.95)   $   (8.10)
      From discontinued operations                     (0.10)        (0.53)             (0.21)       (0.66)
                                                    ---------    ---------          ---------    ---------
Net loss per share                                  $  (2.01)    $   (3.36)         $   (5.16)   $   (8.76)
                                                    =========    =========          =========    =========
Weighted average shares outstanding                    33,188       39,876             32,923       37,970
                                                    =========    =========          =========    =========




            See Notes to Condensed Consolidated Financial Statements

                  WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 1998
                                 (in thousands)
                                   (unaudited)


                                                         Preferred Stock A                  Preferred Stock E
                                                    ----------------------------       ---------------------------
                                                     Shares            Amount            Shares          Amount
                                                    --------         ----------        -----------     ----------
Balances at December 31, 1997                          3,910         $       39                 --     $      --

Issuances of common stock:
  For stock option exercises and other
  For acquisitions and licenses
  For investment in equity securities

Issuances of Series E preferred stock                                                           75            1

Dividends declared on Series A preferred stock

Dividends declared on Series C preferred stock

Dividends on Series D preferred stock

Issuances of Series A preferred stock as
  dividends in kind                                     179                   2

Issuances of common stock as dividends
  on Series D preferred stock

Preferred stock issuance costs and other, net

Comprehensive loss:

  Net loss

  Unrealized loss on investments in marketable equity securities






                                                      ======        ===========       ============    =========
Balances at September 30, 1998                        4,089          $       41                 75    $       1
                                                      ======        ===========       ============    =========



                                                                                          Additional
                                                           Common Stock                     Paid-in              Accumulated
                                                         Shares           Amount            Capital                Deficit
                                                      -------------     ------------     ---------------      -------------------
Balances at December 31, 1997                               34,610   $          346    $        255,741    $            (374,518)

Issuances of common stock:
  For stock option exercises and other                       1,399               14              15,300
  For acquisitions and licenses                              2,712               27              89,269
  For investment in equity securities                        1,525               15              60,329

Issuances of Series E preferred stock                                                             1,670

Dividends declared on Series A preferred stock                                                   (4,466)

Dividends declared on Series C preferred stock                                                  (19,185)

Dividends on Series D preferred stock                                                            (7,544)

Issuances of Series A preferred stock as
  dividends in kind                                                                               4,464

Issuances of common stock as dividends                         319                3               6,957
  on Series D preferred stock

Preferred stock issuance costs and other, net                                                    (8,232)

Comprehensive loss:

  Net loss                                                                                                              (301,598)

  Unrealized loss on investments in marketable equity securities






                                                      =============  ===============   =================   ======================
Balances at September 30, 1998                              40,565   $          405    $        394,303    $            (676,116)
                                                      =============  ===============   =================   ======================


                                                            Accumulated                 Total
                                                          Additional Other           Stockholders'
                                                           Comprehensive                Equity
                                                                Loss                   (Deficit)
                                                        ----------------------     -------------------
Balances at December 31, 1997                         $           -              $           (118,392)

Issuances of common stock:
  For stock option exercises and other                                                         15,314
  For acquisitions and licenses                                                                89,296
  For investment in equity securities                                                          60,344

Issuances of Series E preferred stock                                                           1,671

Dividends declared on Series A preferred stock                                                 (4,466)

Dividends declared on Series C preferred stock                                                (19,185)

Dividends on Series D preferred stock                                                          (7,544)

Issuances of Series A preferred stock as
  dividends in kind                                                                             4,466

Issuances of common stock as dividends                                                          6,960
  on Series D preferred stock

Preferred stock issuance costs and other, net                                                  (8,232)

Comprehensive loss:

  Net loss                                                                                   (301,598)

  Unrealized loss on investments in marketable
    equity securities                                                 (45,365)                (45,365)

                                                                                   -------------------
                                                                                             (346,963)

                                                                                   -------------------

                                                      ========================   =====================
Balances at September 30, 1998                        $               (45,365)   $           (326,731)
                                                      ========================   =====================



            See Notes to Condensed Consolidated Financial Statements

                          WinStar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                           For the nine months ended
                                                                 September 30,
                                                           ------------------------
                                                              1997          1998
                                                           ----------    ----------
Cash flows from operating activities:
      Net loss                                              $(166,055)   $(301,598)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Net loss from discontinued operations                6,811       25,031
           Depreciation and amortization                       16,166       48,666
           Deferred income tax benefit                           --         (4,000)
           Provision for doubtful accounts                      1,608        8,150
           Non cash interest expense                           35,825       75,938
           (Increase) decrease in operating assets:
                Accounts receivable                           (15,778)     (29,848)
                Inventories                                    (3,875)      (3,911)
                Prepaid expenses and other current assets      (4,374)     (17,799)
                Other assets                                      560       (8,475)
           Increase (decrease) in accounts
               payable and accrued expenses                    21,842      (37,292)
           Net cash used in discontinued operations            (9,194)     (12,269)
                                                            ---------    ---------

Net cash used in operating activities                        (116,464)    (257,407)
                                                            ---------    ---------
Cash flows from investing activities:

      Increase in short-term investments, net                  (2,235)    (145,140)
      Purchase of property and equipment                     (103,835)    (222,852)
      Proceeds from sale of property and equipment               --         22,334
      Acquisitions                                            (35,428)    (177,380)
      Other, net                                               (1,396)        --
                                                            ---------    ---------

Net cash used in investing activities                        (142,894)    (523,038)
                                                            ---------    ---------
Cash flows from financing activities:
      Proceeds from long-term debt, net                       319,730      437,451
      Net proceeds from redeemable preferred stock               --        192,008
      Net proceeds from equity transactions                    99,691       15,314
      Proceeds from sale of minority equity interest             --         10,000
      Proceeds from equipment lease financing                  20,504       41,629
      Payment of capital lease obligations                     (2,370)      (4,671)
      Other, net                                                 (301)      (1,982)
                                                            ---------    ---------

Net cash provided by financing activities                     437,254      689,749
                                                            ---------    ---------
Net increase in cash and cash equivalents                     177,896      (90,696)
Cash and cash equivalents at beginning of period               95,641      402,559
                                                            ---------    ---------
Cash and cash equivalents at end of period                    273,537      311,863
Short-term investments at end of period                        29,232      162,043
                                                            ---------    ---------
Cash, cash equivalents and short-term investments
      at end of period                                      $ 302,769    $ 473,906
                                                            =========    =========



            See Notes to Condensed Consolidated Financial Statements

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Nature of Business

The Company provides facilities-based voice and broadband data telecommunications services to businesses and other customers in major metropolitan areas in the United States. By utilizing its Wireless FiberSM services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber services to provide other telecommunications offerings, including Internet, ATM and frame relay services. The Company creates and/or acquires rights to and distributes information and entertainment content as a complement to its telecommunications operations. The Company operated a nonstrategic consumer products company, the remaining assets of which were sold to a third party in November 1998. The company presently operates a residential long distance company. Both of these companies have been treated as discontinued operations in this report.

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

2.  Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of September 30, 1998, the statements of operations for the three and nine months ended September 30, 1997 and 1998, the statements of cash flows for the nine months ended September 30, 1997 and 1998 and the statement of stockholders' equity for the nine months ended September 30, 1998.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The unaudited financial statements and related footnotes for the three and nine month periods ended September 30, 1997 reflect certain reclassifications such that they conform to the current period presentation.

--------------------------
Wireless Fiber(Service Mark) is a service mark of WinStar Communications, Inc.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the year ending December 31, 1998.

3.    Dividends on Convertible Preferred Stock

Dividends on the 6% Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") since its issuance have been paid "in-kind" in additional shares of the Series A Preferred Stock. [Reference is made to Notes 7 and 9.]

4.    Basic and Diluted Loss Per Share

Basic and diluted loss per share have been calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The adoption of SFAS No. 128 had no effect on earnings per share for the three and nine months ended September 30, 1997.

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

The Company retained an independent third party to fully evaluate the assets and certain liabilities of MidCom, in order to complete the allocation of the purchase price of the acquisition. The results of this evaluation were recorded in the third quarter and did not result in a material adjustment. The financial statements of MidCom have been consolidated into the Company's financial statements as of the date of acquisition.

MidCom was a provider of long distance voice and frame relay data telecommunications services primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

The following pro forma results of operations (in thousands, except per share data) reflect the combined operations of the Company and MidCom as if the acquisition was consummated at the beginning of each period presented. The unaudited pro forma results of operations do not purport to represent the results of operations that would have actually resulted had the purchase

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

                                  For The Three Months Ended    For The Nine Months Ended
                                        September 30,                 September 30,
                                      -----------------             -----------------
                                      1997         1998             1997         1998
                                      ----         ----             ----         ----
Operating Revenues                 $  43,366    $  61,146        $ 117,241    $ 167,126
Net Loss applicable to common
   stockholders                      (92,174)    (134,051)        (239,799)    (333,195)
Basic and diluted loss per share   $   (2.80)   $   (3.36)       $   (7.28)   $   (8.78)



6.    Other Acquisitions

On January 12, 1998, pursuant to an agreement between the Company, Telesoft Corp. and others, the Company acquired GoodNet for a purchase price of approximately $22.0 million, consisting of $3.5 million cash and 732,784 shares of common stock of the Company valued at $18.5 million. GoodNet is a national provider of Internet backbone and other services, offering high-capacity data communications services.

During the third quarter of 1998, a subsidiary of the Company acquired a number of small companies engaged in systems integration and Internet services provisioning primarily to supplement its existing broadband service offerings. The accounts of the acquired companies have been consolidated with the Company's financial statements as of the effective date of the acquisitions. These acquisitions were treated as purchases for accounting purposes. The aggregate consideration for the acquisitions was approximately $49.1 million, (including $15.0 million which was for acquired accounts receivable), consisting of $38.6 million in cash, 283,942 shares of the Company's common stock valued at $8.8 million and 75,100 shares of the Company's Series E preferred Stock valued at $1.7 million. [Reference is made to Note 9.] The largest of these acquisitions was LAN Systems, which was for $23.0 million, of which $15.0 million was for the acquired accounts receivable mentioned above.

7.  Issuance of Cumulative Convertible Preferred Stock

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

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The Convertible Preferred Stock is redeemable at the option of the Company after March 20, 2001, in whole or in part, at defined redemption prices, plus accumulated and unpaid dividends, if any, payable in cash. The terms of the Company's outstanding indentures currently prohibit any such redemption prior to the repayment of the debt issued under the indenture. The Convertible Preferred Stock is mandatorily redeemable on March 15, 2010 at a redemption price of $50, per share plus accrued and unpaid dividends, payable in cash.

The Convertible Preferred Stock, with respect to dividend rights and rights on liquidation, winding up and dissolution, ranks (i) senior to all classes of common stock and to the Series A and Series E Preferred Stock of the Company and
(ii) on a parity with the Series C Preferred Stock of the Company.

The Company filed a shelf registration with the Securities and Exchange Commission (which was declared effective on June 18, 1998) with respect to resales of the Convertible Preferred Stock and the common stock which may be issued on the conversion thereof or as dividends thereon. (Reference is made to Notes 3 and 9.)

8.  March 1998 Notes

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

The Company has filed an Exchange Offer Registration Statement with the Securities and Exchange Commission ("SEC") which has been declared effective under the Securities Act. The Company has completed an exchange offer for the Notes, pursuant to such registration statement.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



9.   Series E Preferred Stock

In connection with an acquisition, the Company issued 75,100 shares of its Series E Preferred Stock ("the Stock"). The Stock is non-voting, non-redeemable junior convertible preferred stock which does not earn dividends. The holders of the Stock may convert all, but not less than all, into shares of the Company's common stock on a one-for-one basis anytime after August 1, 1998. Each share of Class E Preferred Stock has a liquidation preference of $59.93 per share. [Reference is made to Notes 3, 6 and 7.]

10. Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp.

Two of the Company's wholly-owned subsidiaries: WinStar Equipment Corp. and WinStar Equipment II Corp. ("WEC" and "WEC II", respectively), each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property ("Designated Equipment"), received $200 million and $50 million in gross proceeds, respectively, from the issuance and sale of 12.5% Guaranteed Senior Secured Notes ("the WEC and WEC II Notes") in placements of debt in March and August of 1997, respectively. The proceeds of the WEC and WEC II Notes are to be used to purchase Designated Equipment and, if such equipment is not purchased within a specified period, WEC and WEC II must apply unused proceeds thereof to redeem the WEC and WEC II Notes, respectively. Both the interest and principal of the WEC and WEC II notes are guaranteed by the Company.

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

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Summary financial information of WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information at September 30, 1998 is as follows:

                                                 WEC           WEC II
                                                 ---           -------
               Current assets                $  29,795      $  40,722
               Long term assets                194,917         14,210
               Current liabilities              (8,182)        (4,024)
               Long term liabilities          (238,732)       (54,897)
                                              ---------       --------
               Stockholders' deficit          $(22,202)     $  (3,989)
                                              =========     ==========

Statements of operations information for WEC and for WEC II for the periods presented below, are as follows (in thousands):

                                                              WEC                                            WEC II
                                      --------------------------------------------------    ------------------------------------
                                                                Period from                 Period from
                                                                 March 13,                   August 8,
                                        Three       Three         1997         Nine            1997         Three       Nine
                                        Months      Months     (Inception)     Months       (Inception)     Months      Months
                                        Ended        ended          to         Ended             To         Ended       Ended
                                      September    September     September   September        September   September   September
                                          30,          30,          30,          30,             30,          30,         30,
                                         1997        1998          1997         1998            1997         1998        1998
                                         ----        ----          ----         ----            ----         ----        ----
    Rental revenues from other
       WinStar subsidiaries........    $     740    $      714   $     740     $   1,728      $        -   $        -  $      -
    Interest income from other
       WinStar subsidiaries........            -         1,790           -         3,482               -            -         -
    Interest income - investments..        1,306           597       4,292         3,045             391          567     2,092
    Selling, general and
       administrative expenses.....            -        (1,168)          -        (2,807)              -          (16)      (16)
    Interest expense...............       (6,159)       (5,981)    (12,609)      (17,477)           (920)      (1,562)   (4,687)
                                          -------       -------    --------      --------           -----      -------   -------
    Net loss.......................     $ (4,113)    $  (4,048)  $  (7,577)     $(12,029)        $  (529)    $ (1,011)  $(2,611)
                                        =========    ==========  ==========     =========        ========    =========  ========

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

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


11.  Discontinued Operations

WinStar Global Products

On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, WinStar Global Products, Inc., ("Global Products") was approved by the Board of Directors. The disposal of Global Products has been accounted for as a discontinued operation and, accordingly, is carried at its estimated net realizable value. In November 1998, the Company entered into an asset purchase agreement to sell the remaining assets of Global Products. Under the agreement, the Company will receive certain assets recorded at a nominal value. Accordingly, the Company has recorded an additional loss on the disposition of Global Products of approximately $16.8 million. The accompanying condensed consolidated balance sheets, and operating results of Global Products are segregated and reported as discontinued operations in the accompanying condensed consolidated balance sheets and statements of operations and cash flows.

Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                                           For the Three Months            For the Nine Months
                                                                  Ended                           Ended
                                                              September 30,                   September 30
                                                           --------------------           --------------------
                                                           1997            1998           1997            1998
                                                           ----            ----           ----            ----
           Operating revenues                              $ 3,635         $ 2,138       $ 9,910         $ 6,633
                                                          ---------       ---------     ---------      ----------
           Cost of services and products                     3,015           2,219         7,560           6,756
           Selling, general & administrative
               expenses                                      1,576             973         4,124           3,046
           Depreciation and amortization                        58              70           174             194
                                                          ---------       ---------     ---------      ----------
           Total operating expenses                          4,649           3,262        11,858           9,996
                                                          ---------       ---------     ---------      ----------
           Operating loss                                   (1,014)         (1,124)       (1,948)         (3,363)
           Interest expense                                   (208)           (157)         (612)           (490)
                                                          ---------       ---------     ---------      ----------
           Net loss                                        $(1,222)        $(1,281)      $(2,560)        $(3,853)
                                                           ========        ========      ========        ========

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Net assets of the discontinued operations of Global Products at December 31, 1997 and September 30, 1998 are composed of the following (in thousands of dollars):

                                                                  December 31,           September 30,
                                                                      1997                    1998
                                                                      ----                    ----
           Assets:
             Accounts Receivable, net                                  $  4,383               $   857
             Inventories                                                  4,663                 3,968
             Other Assets                                                 1,268                 1,411
                                                                      ---------               -------
                 Total assets                                            10,314                 6,236
                                                                       --------               -------
           Liabilities:
             Current Liabilities                                          3,570                 3,764
             Other Liabilities                                            9,951                 5,160
                                                                      ---------              --------
                 Total liabilities                                       13,521                 8,924
                                                                       --------              --------
                 Net deficit                                           $ (3,207)              $(2,688)
                                                                       =========              ========


Winstar Gateway Network

In November 1998, a formal plan of disposal for the Company's Residential Long Distance Business, ("the Business"), was approved by management of the Company, and it is anticipated that the disposal will be completed within the next twelve months. The Company expects to incur additional operating losses of approximately $5.5 million during the phase out of this business. The disposal of the Business has been accounted for as a discontinued operation and accordingly, its net liabilities have been segregated from the net assets of continuing operations in the accompanying condensed consolidated balance sheet and its operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Information relating to the discontinued operations of the Business is as follows (in thousands of dollars):

                                                       For the Three Months                 For the Nine Months
                                                             Ended                                  Ended
                                                         September 30,                          September 30,
                                              ------------------------------------   ------------------------------------
                                                   1997                1998                1997               1998
                                              ----------------    ----------------   -----------------   ----------------
Operating revenues                                    $ 1,739               $ 901             $ 6,700            $ 3,392
                                              ----------------    ----------------   -----------------   ----------------
Cost of revenue                                         1,213                 886               4,706              3,365
Selling, general & administrative                       1,271               1,056               4,428              2,729
Depreciation and amortization                             275                   -                 826                  -

                                              ----------------    ----------------   -----------------   ----------------
Total operating expenses                                2,759               1,942               9,960              6,094
                                              ----------------    ----------------   -----------------   ----------------

Operating loss                                         (1,020)             (1,041)             (3,260)            (2,702)
Interest expense                                         (635)                 (4)             (1,574)               (57)

                                              ================    ================   =================   ================
Net loss                                             $ (1,655)           $ (1,045)           $ (4,834)          $ (2,759)
                                              ================    ================   =================   ================

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Net assets of the discontinued operations as of December 31, 1997 and September 30, 1998 are composed of the following (in thousands of dollars):

                                                    December 31,           September 30,
                                                       1997                     1998
                                                  --------------           -------------
Accounts receivable, net                                $ 1,600                   $ 215
Other assets                                                206                     490
                                                  --------------            ------------
  Total assets                                            1,806                     705

Current liabilities                                       2,335                   1,000
Other liabilities                                           431                     177
                                                  --------------            ------------
  Total liabilities                                       2,766                   1,177
                                                  --------------            ------------
  Net deficit                                            $ (960)                 $ (472)
                                                  ==============            ============


12. Marketable Securities

On June 21, 1998, the Company purchased approximately 3,314,000 shares of Advanced Radio Telecom Corp. ("ART"), which represents approximately 12.9% of the outstanding common stock of ART, and certain other equity securities from private investors. The Company issued one share of its common stock in exhange for every 2.2 shares of ART purchased. The conversion ratio resulted in a purchase price of $17.90 per ART share based on the Company's closing stock price on the date the transaction was closed. The Company issued approximately 1,525,000 restricted common shares in connection with the transaction and received the ART shares and certain other unrelated assets. The marketable securities acquired are accounted for as "Available for Sale Securities". The Company has recorded an "other comprehensive loss" (representing unrealized losses on these securities) of $45,365,000 in the Statement of Shareholders' Equity.

13. New Accounting Pronouncements

The FASB released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS No. 131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS No. 131 in its 1998 annual report on Form 10K, as required.

                  WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

14.    Subsequent Events

In October 1998, the Company and Lucent Technologies ("Lucent") entered into a long term strategic relationship to build out WinStar's telecommunications network in major domestic and international markets. Under the terms of this five year agreement, Lucent will provide up to $2.0 billion in equipment financing; provided however, that Lucent is not required to have outstanding at any one time aggregate loans and commitments in excess of $500 million. Additional amounts of the credit commitment will become available on a dollar-for-dollar basis as the loans and/or unfunded commitments are syndicated to other lenders.

In October 1998, the Company signed a fifteen year operating lease for up to 257,000 square feet of office space in New York City. Future minimum lease payments under this lease commitment approximate $146.7 million. The Company will consolidate all of its existing New York City offices which include its Corporate offices, WinStar for Buildings, WinStar New Media, WinStar Broadband Services, WinStar Large Accounts and operating offices for WinStar General Business and WinStar Network Services in this new space. It expects to sublet many of its existing offices in New York City.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The Company provides facilities-based voice and broadband data telecommunications services to businesses and other customers in major metropolitan areas in the United States. By utilizing its Wireless FiberSM services and a switch-based infrastructure, the Company distinguishes itself as a facilities-based, value-added provider of high-capacity telecommunications services and an attractive alternative to established providers, such as the RBOCs. The Company also utilizes its Wireless Fiber services to provide other telecommunications offerings, including Internet, ATM and frame relay services. The Company acquires rights to and distributes information services and entertainment content as a complement to its telecommunications operations. The Company operated a nonstrategic consumer products company, the remaining assets of which were sold in November 1998. The Company presently operates a residential long distance company. Both of these companies have been treated as discontinued operations in this report.

During the first quarter of 1998 the Company completed its acquisition of the assets of MidCom Communications, Inc., a national provider of long distance voice and frame relay data telecommunications services, primarily to small and medium-sized businesses nationally.

The Company also acquired GoodNet, a rapidly growing Tier I Internet and ATM backbone provider. Through its national ATM network, GoodNet provides Internet access and high capacity data services to high bandwidth users. Additionally, during the third quarter of 1998, the Company acquired a number of small companies, including LANSystems, engaged in systems integration and Internet services provisioning.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues of the Company's operating segments are as follows (in millions):

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                          1997          1998
                                                          ----          ----
    Telecommunications Services:

       CLEC Services                                     $ 7.4        $37.2
       Other Services                                        -         11.2
                                                          -----        ----
                                                         $ 7.4         48.4
    Information Services                                  11.0         12.7
                                                          ----         ----

            Total Revenues                               $18.4        $61.1
                                                         =====        =====


Revenues increased by $42.7 million, or 232.0%, for the three months ended September 30, 1998, to $61.1 million, from $18.4 million for the three months ended September 30, 1997. This increase was principally attributable to the growth in the Company's telecommunications business, where the addition of new markets and new services led to 554.1% gain in revenues over the prior year.

Revenues from CLEC services increased by $29.8 million, or 402.7%, for the quarter ended September 30, 1998, to $37.2 million, from $7.4 million, for the quarter ended September 30, 1997. The revenue growth was primarily attributable to the Company's existing customer base, continued national sales and installation of local, long distance and internet services to small and medium size business customers, the geographic and other expansions of sales, network and business operations, along with the rapidly expanding broadbrand and large account business units and acquisitions including: MidCom, PacNet, GoodNet and LANSystems. Total CLEC service revenues reached an annual run rate in excess of $176.0 million at the end of September, compared with $33.0 million a year ago.

Revenues from other telecommunications services, which consist of wholesale operations and MidCom long distance voice services (other than sales attributable to National Accounts), increased to $11.2 million in the quarter ended September 30, 1998. This amount was insignificant in the quarter ended September 30, 1997. The increase resulted primarily from revenues, attributable to former MidCom long distance operations which were acquired in January 1998. The Company expects a gradual attrition of this revenue over subsequent quarters.

Revenues from information services increased by $1.7 million, or 15.4%, for the three months ended September 30, 1998, to $12.7 million, from $11.0 million, for the three months ended September 30, 1997, due to strong Internet and other advertising revenues.

Cost of revenue increased by $27.3 million, or 148.4%, for the three months ended September 30, 1998, to $45.7 million, from $18.4 million, for the three months ended September 30, 1997. As a percentage of revenues, cost of revenue and products in the quarter ended September 30, 1998 was 74.7%, compared with 100.0% in the quarter ended September 30, 1997, and 80.6% for the quarter ended June 30, 1998. Various items impact the Company's cost of revenue each quarter, including sales volumes, the percentage of traffic provisioned over the Company's network, supplier cost adjustments and/or credits for volume or performance, and control over internal costs. The Company continuosly seeks to lower its vendor costs by renegotiating term contracts, moving to its own network through bulk capacity and/or IRU purchases wherever possible, and seeking refunds and credits where the Company believes it is appropriate because of volume or performance standards. The success of such activities and credits favorably impacted the current quarter in a material manner, and may impact future quarters to the extent the Company is successful in negotiating further volume or performance reductions, credits or other bulk capacity and/or IRU's. While, the Company's gross profit margins could continue to gradually improve as increased volumes and larger percentages of traffic are provisioned over its own network facilities, the rate of improvement will be slower during periods when the Company expands into new markets, but will accelerate as these markets mature. In fact, if many new markets are added or the Company's other cost control efforts are not as successful as in the current quarter the cost of revenue percentage could increase.

Selling, general and administrative expense increased by $24.0 million to $63.8 million for the three months ended September 30, 1998, from $39.8 million for the three months ended September 30, 1997. The Company continued to hire sales, marketing, network and related support personnel in connection with the expansion of its CLEC markets. The Company had approximately 800 employees at September 30, 1997 and approximately 2,567 at September 30, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 216.3% for the quarter ended September 30, 1997 to 104.2% for the quarter ended September 30, 1998. With the rapid expansion of its markets from 1 in December 1996 to 27 at September 30, 1998, and to its plan of 30 at December 31, 1998, the Company expects its selling, general and administrative expenses to continue to grow in absolute dollars, but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $13.6 million for the three months ended September 30, 1998, to $20.4 million, from $6.8 million for the three months ended September 30, 1997 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the three months ended September 30, 1998, was $68.7 million, compared with an operating loss of $46.6 million for the three months ended September 30, 1997.

Interest expense increased by $20.6 million, or 93.6%, for the three months ended September 30, 1998, to $42.6 million, from $22.0 million for the three months ended September 30, 1997. This increase was principally attributable to the issuance of $150 million of debt in the third and fourth quarters of 1997 and another $450 million of debt in the first quarter of 1998. Of the $42.6 million of interest expense incurred for the quarter, $25.0 million is not payable in cash.

Interest income increased by $4.5 million, or 104.7%, for the three months ended September 30, 1998, to $8.8 million, from $4.3 million for the three months ended September 30, 1997. The increase resulted from the additional interest income earned on the proceeds from the Company's various stock and debt placements.

For the reasons noted above, the Company reported a loss from continuing operations of $101.0 million for the three months ended September 30, 1998, compared to a net loss from continuing operations of $62.1 million for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues of the Company's operating segments are as follows (in millions):

                                                          Nine Months Ended
                                                           September 30,
                                                          -----------------
                                                          1997        1998
                                                          ----        ----
    Telecommunications Services:
       CLEC Services                                    $ 13.4      $  85.9
       Other Services                                      3.8         40.3
                                                          -----       -----
                                                          17.2        126.2

    Information Services                                  25.7         37.2
                                                         ------      ------

            Total Revenues                              $ 42.9       $163.4
                                                        ======       ======


Revenues increased by $120.5 million, or 280.9% for the nine months ended September 30, 1998, to $163.4 million, from $42.9 million for the nine months ended September 30, 1997. This increase was attributable to the growth in revenues generated by the Company's telecommunications operations.

Revenues from CLEC services increased by $72.5 million, or 541.0%, to $85.9 million for the nine months ended September 30, 1998, from $13.4 million in the nine months ended September 30, 1997. The CLEC business commenced operations in the second quarter of 1996. The Company has since been rapidly adding markets and installing voice and data lines for its business customers.

Revenues from other telecommunications services increased $36.5 million to $40.3 million for the nine months ended September 30, 1998, as compared to $3.8 million in the nine months ended September 30, 1997. The increase resulted primarily from sales, attributable to former MidCom long distance operations which were acquired in January 1998.

Revenues from information services increased by $11.5 million, or 44.7%, for the nine months ended September 30, 1998, to $37.2 million, from $25.7 million for the nine months ended September 30, 1997, due to strong Internet and other advertising revenues, as well as increased home video, license and film production sales.

Cost of revenue increased by $88.4 million, or 201.8%, for the nine months ended September 30, 1998, to $132.2 million, from $43.8 million for the nine months ended September 30, 1997. As a percentage of revenues, cost of revenue for the nine months ended September 30, 1998 was 80.9%, compared with 102.1% in the nine months ended September 30, 1997. This decrease in the cost of revenue percentage is the result of increased sales volumes, larger percentages of traffic being provisioned on the Company's network, substantial supplier cost adjustments and/or credits for volume or performance and control over internal costs.

Selling, general and administrative expense increased by $69.9 million to $175.4 million for the nine months ended September 30, 1998, from $105.5 million for the nine months ended September 30, 1997. The Company continued to hire sales, marketing, network and related support personnel in connection with the expansion of its CLEC markets. The Company had approximately 1,479 employees at December 31, 1997 and approximately 2,567 at September 30, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 245.9% for the nine months ended September 30, 1997 to 107.3% for the nine months ended September 30, 1998. With the rapid expansion of its markets from 1 in December 1996 to 27 at September 30, 1998, and to its plan of 30 at December 31, 1998, the Company expects its selling, general and administrative expenses to continue to grow in absolute dollars, but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $34.1 million for the nine months ended September 30, 1998, to $48.7 million, from $14.6 million for the nine months ended September 30, 1997 principally resulting from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

For the reasons noted above, the operating loss for the nine months ended September 30, 1998, was $192.9 million, compared with an operating loss of $121.0 million for the nine months ended September 30, 1997.

Interest expense increased by $58.8 million, or 111.2%, for the nine months ended September 30, 1998, to $111.7 million, from $52.9 million for the nine months ended September 30, 1997. This increase was principally attributable to the issuance of $450 million of debt in 1997 and another $450 million of debt in the first quarter of 1998. Of the $111.7 million of interest expense incurred for the nine months ended September 30, 1998, $75.9 million is not payable in cash.

Interest income increased by $11.6 million, or 93.5%, for the nine months ended September 30, 1998, to $24.0 million, from $12.4 million for the nine months ended September 30, 1997. The increase resulted from the additional interest income earned on the proceeds from the Company's various stock and debt placements.

For the reasons noted above, the Company reported a loss from continuing operations of $276.6 million for the nine months ended September 30, 1998, compared to a net loss from continuing operations of $159.2 million for the nine months ended September 30, 1997.

Liquidity and Capital Resources

In March 1998, the Company sold 4,000,000 shares of its 7% Series D Senior Cumulative Convertible Preferred Stock pursuant to which the Company realized net proceeds of approximately $192.0 million.

Additionally, in March 1998, the Company sold an aggregate of $450 million principal amount of notes (the "1998 Debt Placements"), pursuant to which it realized net proceeds of approximately $437.4 million.

In October 1998 the Company signed an equipment financing agreement with Lucent Technologies in which Lucent will provide technology, network design, integration and buildout services and the vast majority of the Company's communications network ("Lucent Financing Agreement"). Under the terms of this five year agreement, Lucent will provide up to $2.0 billion in equipment financing; provided however, that Lucent is not required to have outstanding at any one time aggregate loans and commitments in excess of $500 million. Additional amounts will become available on a dollar-for-dollar basis as the loans and/or unfunded commitments are syndicated to other lenders.

At September 30, 1998, the Company had approximately $473.9 million in cash, cash equivalents and short term investments, approximately $34.8 million of which may only be used to finance equipment purchases in connection with the Company's rollout of its telecommunications infrastructure.

The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue over the near term as the Company executes its growth strategy. A significant portion of the Company's increased capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices currently serving the 27 major markets in which it offers CLEC services, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switches and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the three months ended September 30, 1998 was approximately $48.3 million, and purchases of property and equipment during the three months ended September 30, 1998 was approximately $103.3 million. At September 30, 1998, working capital was $500.7 million, including cash, cash equivalents and short-term investments of

$473.9 million, as compared to working capital and cash, cash equivalents and short-term investments at December 31, 1997 of $365.7 million and $419.5 million, respectively.

Under its current plan to expand to 40 major metropolitan markets by the end of 1999, the Company plans to spend approximately $350 million or more through 1999 for capital equipment, which the Company expects to finance principally through the Lucent Financing Agreement. The Company anticipates that this financing commitment will be sufficient to finance the capital equipment for the 1999 40 market buildout, and to finance capital equipment relating to the expansion into additional markets both domestically and internationally. Given this possible expansion, the Company may seek additional capital to finance its operations to the period in which it achieves free cash flow. The Company believes that it will be able to obtain sufficient capital to execute its business plan. In the event that the Company's assumptions change or prove to be inaccurate, the Company consummates any acquisitions of significant businesses or assets (including spectrum licenses), the Company accelerates its plan and enters markets more rapidly, the Company may be required to seek additional sources of capital sooner than currently anticipated.

The Company is committed to pay approximately $34.8 million in connection with the acquisition of additional spectrum licenses, all of which are subject to FCC approval, of which $29.0 million is payable in cash and $3.5 million as an offset against a loan made by the Company, the balance is payable in common stock or, at the Company's option, in cash.

In October 1998, the company signed a fifteen year operating lease for up to 257,000 square feet of office space in New York City. Future minimum lease payments under this lease commitment are approximately $146.7 million.

The Company will consolidate all of its existing New York City offices which include headquarters for its Corporate offices, WinStar for Buildings, WinStar NewMedia, WinStar Broadband Services, WinStar Large Accounts and operating offices for WinStar General Business and WinStar Network Services. The Company expects to sublease many of its existing offices in New York City.

The Company has entered into a twenty five year lease agreement for dark fiber capacity in and between a number of major markets at an aggregate cost of approximately $40 million. Amounts will become payable over the next eighteen months as portions of the fiber network are fully constructed and become available to the Company. To date the Company has paid $6.5 million of this amount.

Year 2000 Compliance

The Company is currently addressing the issue of whether or to what extent its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem, which is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. This could result in major system failures or miscalculations. The Company believes that its exposure to this issue, based on its internal systems, is somewhat limited by the fact that substantially all of its existing systems have been purchased or replaced since 1996 or currently remain under development.

Notwithstanding this belief, the Company is aggressively working to identify and remediate potential Year 2000 problems in all of its new and existing mission-critical and business-critical systems and applications, including those supplied by third party vendors.

The Company's first priority is to protect customer-sensitive operations from service interruptions or billing discrepancies that could occur as a result of the Year 2000 transition. Customer-sensitive mission critical operations include WinStar's telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. The Company's business-critical operations include systems, applications and operations which do not directly impact the customer, but are essential to internal communications and the Company's ability to run the business day-to-day. Finally, the Company will address matters for which failure might cause inconvenience and delay for Company employees, but would not directly impact customers, service, or routine business operations.

The Company has developed Year 2000 compliance standards that follow industry requirements. In order to implement these standards, the Company has formed a Year 2000 Program Office to manage the Year 2000 project plan enterprise-wide. The project team is comprised of management and technical representatives from the Company's major operational areas, together with experienced Year 2000 consultants.

Key activities in the Company's Year 2000 program include: planning and program definition, inventory and prioritization of date-sensitive systems (including computer and electrical systems, equipment and the systems of companies acquired or to be acquired by the Company), risk assessment, remediation, testing, audit and certification, contingency planning, implementation, and post-implementation monitoring.

The Company has completed the planning and inventory/assessment phases of this project which entailed, among other things, identification of the several hundred systems used by the Company in the operation of its business, and in reviewing all of the Company's hardware and software systems for date related code issues. The results of this review are guiding the Company's remediation, testing and contingency planning efforts which are underway. The Company has been undertaking certain Year 2000 testing and remediation of non-compliant systems which will continue into 1999.

The Company recognizes the need to remediate and test its mission-critical and business-critical systems to insure that individually the systems are Year 2000 functional and that collectively they inter-operate in such a manner as to insure that the WinStar enterprise is Year 2000 functional. The Company expects to complete the individual testing of mission-critical and business-critical systems prior to June 30, 1999. The Company expects to start inter-operability testing prior to June 30, 1999 and to complete that phase prior to August 31, 1999. This project will necessarily be a continuing one as remediated systems are monitored for compliance and as further modifications are warranted to cover systems changes and to support the growth of the network.

The Company has, where it deemed necessary, required suppliers and third-party vendors to provide statements of Year 2000 compliance in their contracts with the Company. In addition, and as part of the Company's Year 2000 project, it is contacting its vendors and suppliers, including other telecommunications providers, equipment manufacturers and software vendors, to obtain a statement regarding the vendor's Year 2000 compliance. The Company currently requires its outside vendors and suppliers to provide reasonable assurances that their hardware and/or software is Y2K ready. In the event that a vendor or supplier is not able to provide such assurance, the Company will monitor the vendor's progress in this area and, if appropriate, may arrange to have available an alternate vendor or supplier who can give such assurances.

The total cost associated with the Company's Year 2000 compliance project is not expected to be material to the Company's financial position. The estimated total cost of the project is $4 million to $8 million. The total amount expended through September 30, 1998 was approximately $1 million. As additional systems are reviewed and tested and the scope of any Year 2000 issues is further defined, the Company will make appropriate adjustments to the estimated costs of completing this project.

Failure of key systems of the Company to be made Year 2000 compliant could adversely impact the Company's ability to service its telecommunications and other customers and otherwise carry on its business, including by causing interruptions in the operation of WinStar's telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Although the Company expects that it will have identified and remediated any Year 2000 problems in its internal systems prior to the end of 1999, if any significant Year 2000 problems in such systems are not uncovered or are not remediated in a timely manner, significant failures of these functions could occur and could have material adverse consequences for the Company's operations.

While the Company is working to test its own mission critical systems for Year 2000 problems, the Company does not control the systems of its suppliers. As discussed above, the Company is seeking assurances from its suppliers regarding the Year 2000 readiness of their systems. The Company also plans to conduct interoperability testing to test whether its suppliers' systems will accurately provide the Company's systems with date data and telecommunications functionality into and beyond the new millennium. Notwithstanding these measures there is some risk that the interoperation of the Company's systems with those of its suppliers' may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

The Company also expects to consummate acquisitions prior to the end of 1999. The extent of the Year 2000 problems associated with any such acquired companies and the cost and timing of remediation will be evaluated during and after completion of the acquisition process. However, the Company cannot give assurances that the systems of any acquired company will be fully Year 2000 compliant when acquired or will be capable of timely remediation.

Having identified the mission critical and business critical systems of the Company and its key suppliers, and the associated risks of failure of those systems to be Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event the Company determines that any such systems will not be made year 2000 compliant in a timely manner. Alternative contingency plans are under consideration by the Company and will be ready for implementation by the third quarter of 1999.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to the issuance by the Company of certain securities during the quarter ended September 30, 1998, without registration of such securities under the Securities Act:

---------------------- ---------------- ----------------- --------------- ----------------------- -------------------
                                                                               Terms of
   Securities Sold                                          Exemption        Conversion or
     (Date Sold)        Purchaser(s)     Consideration       Claimed           Exercise             Use of Proceeds
---------------------- ---------------- ----------------- --------------- ----------------------- -------------------
  341,754 shares of        Various       Shares issued         4(2)           Not applicable       The Company did
    Common Stock         individuals     in connection                                             not receive cash
 (various dates from    and entities      with various                                               proceeds for
  7/1/98 - 9/30/98)                     acquisitions of                                              these shares
                                         businesses and
                                        38 GHz licenses
                                          and related
                                             assets

  75,100 shares of      Systron, Inc.    Shares issued         4(2)           Not Applicable       The Company did
 Series E Preferred                      in connection                                             not receive cash
        Stock                               with the                                                 proceeds for
      (8/28/98)                         purchase of the                                              these shares
                                           assets of
                                         Systron, Inc.
---------------------- ---------------- ----------------- --------------- ----------------------- -------------------


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

Item 6. Reports on Form 8-K

(1) Current report on Form 8-K filed August 19, 1998.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant

By:  /s/Charles T. Dickson
--------------------------------------------
Charles T. Dickson
Executive Vice President and Chief Financial
  Officer (Principal Financial Officer)               Dated:  November 16, 1998


By:  /s/Joseph P. Dwyer
--------------------------------------------
Joseph P. Dwyer
Vice President, Finance
(Principal Accounting Officer)                        Dated:  November 16, 1998