Form 10-K405/A
period 1997-12-31
WINSTAR COMMUNICATIONS INC
filed 1999-01-06
CIK 868797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10-K
                                       ON
                                  FORM 10-K/A

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

     Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Issuer's revenues for its most recent fiscal year: $71,150,000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

     WinStar Communications, Inc. ("WinStar" or the "Company") provides facilities-based voice and data telecommunications services to businesses and other customers in major metropolitan areas throughout the United States. WinStar holds licenses ("Wireless Licenses") which provide it with the largest amount of 38 GHz radio spectrum in the country, as well as other spectrum, covering more than 125 Metropolitan Statistical Areas ("MSAs") with a total population of approximately 185 million, including the 50 largest MSAs. The Company is building a unique nationwide network using its fiber-quality digital capacity in the 38 GHz spectrum and other portions of the radio spectrum ("Wireless FiberSM") in order to provide its customers with a broad range of attractively priced services and an alternative to the incumbent local exchange carriers ("ILECs"), other competitive local exchange carriers ("CLECs") and the interexchange carriers ("IXCs"). WinStar believes that its ability to provide information content and services further differentiates it from competitors. The annual business telecommunications market in the United States is estimated at $110 billion, with local telephony and data services, WinStar's target segment, accounting for approximately $47 billion.

     WinStar is rapidly building a modern telecommunications infrastructure. It currently provides telecommunications services on a switched basis in 21 major metropolitan markets, including Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, San Diego and Washington, D.C. WinStar expects to provide telecommunications services using its own switches in 30 major metropolitan markets by the end of 1998 and 40 major metropolitan markets by the end of 1999. WinStar's network buildout has been accelerated through several recent strategic acquisitions. In October 1997, the Company purchased from US ONE Communications Corp. ("US ONE") 12 Lucent 5ESS switches, seven of which are located in markets that WinStar had targeted but had not yet entered. In January 1998, WinStar purchased GoodNet, a Tier I Internet Service Provider ("ISP"), from Telesoft Corp. ("Telesoft"). GoodNet maintains a national Asynchronous Transfer Mode ("ATM") backbone, points of presence ("POPs") in 27 cities throughout the United States and more than 130 peering arrangements with other ISPs. Also in January 1998, as part of its acquisition of the assets of Midcom Communications, Inc. ("Midcom"), WinStar acquired PacNet, a data transmission services provider. PacNet maintains a network of frame relay data switches, POPs in 20 cities throughout the western United States and, through its membership in the Unispan consortium, interconnection and cooperative service arrangements with other frame relay providers with networks across the United States and internationally.

NETWORK STRENGTHS

     WinStar believes that its Wireless Fiber and switch-based infrastructure provides it with significant competitive advantages, including:

     Ability to Provide a Full Range of Voice and Data Telecommunications Services. The large amount of bandwidth afforded by the Wireless Licenses, together with WinStar's voice and data switching facilities, allow WinStar to offer customers a full range of voice and data telecommunications services, including (i) local dial tone, private branch exchange ("PBX") trunks, individual business lines, Centrex and long distance, (ii) data services, such as Internet access, Wide Area Network ("WAN") services utilizing frame relay, Internet Protocol ("IP") and ATM data transport, and private network services and (iii) facilities-based broadband local access and digital network services ("Carrier Services"). WinStar holds Wireless Licenses in each of the 50 largest MSAs. Including certain additional 38 GHz licenses which WinStar has agreed to acquire and the 28 GHz Local Multipoint Distribution Services licenses
("LMDS Licenses") for which the Company was the highest bidder in the FCC's recently concluded auction ("LMDS Auction"), the Wireless Licenses provide an average bandwidth capacity of more than 750 MHz in the top 30 U.S. markets and approximately 740 MHz in the 50 largest U.S. markets. Each 100 MHz Wireless Fiber channel can support transmission capacity of one DS-3 at 45 Mbps, which is over 750 times the rate of the fastest dial-up modem in general use (56 Kbps) and over 350 times the rate of the fastest integrated services digital network ("ISDN") line in general use (128 Kbps). It is anticipated that the Company's commercial deployment of multipoint facilities, planned to begin in late 1998, will allow a single 100 MHz Wireless Fiber channel to support one OC-3 equivalent of capacity at 155 Mbps. See "--Networks--Wireless Licenses."

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

     Exploit First-to-Market Advantage. WinStar seeks to exploit its "first-to-market" advantage as the leading provider of fixed wireless local switched and dedicated telecommunications services with an established operating infrastructure and broad geographic license coverage. WinStar believes that early entrance into its markets provides it with advantages over many potential competitors by allowing it to (i) expand its customer base prior to widespread competition from many other CLECs, (ii) develop a proven, reliable and low-cost network infrastructure using its own switching and transmission capabilities ahead of many other CLECs, (iii) develop and implement the advanced information, data and other systems necessary to integrate its fixed wireless infrastructure into the existing global telecommunications network, and (iv) acquire roof rights for antennae placement on a large number of buildings on favorable terms and in advance of other fixed wireless service providers.

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

     Market Wireless Fiber to Other Carriers. WinStar offers its broadband Carrier Services to other telecommunications providers, including providers of personal communications, cellular and specialized mobile radio services ("CMRS"). WinStar also believes that its Carrier Services present an attractive, economical method for telecommunications providers to add a high-capacity extensions to their own networks, especially as they seek to rapidly penetrate new markets opening as a result of the Telecommunications Act. WinStar's Carrier Services also can provide cost-efficient route diversity where network reliability concerns require multiple telecommunications paths.

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

     Capitalize on Management Team Experience. WinStar has assembled a management team and hired operating personnel experienced in all areas of telecommunications and information services, including more than 250 former officers and employees of MCI Communications ("MCI") and Sprint Corporation ("Sprint"), as well as numerous executives and other employees from RBOCs and other established telecommunications companies. WinStar continues to hire additional experienced telecommunications and information services personnel as appropriate.

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

     Integrated Long Distance Services. WinStar also offers long distance services to its business customers Currently, WinStar primarily resells long distance through agreements with MCI and Sprint, which provides the Company with access to these carriers' long distance networks at rates that are discounted, varying with monthly traffic generated by the Company.

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

     The Company also provides high-speed Internet access services and specialized software with educational content for schools and libraries in the New York City metropolitan area. The Company is currently working with the "Lattice" consortium in the District of Columbia to develop cost-effective, high-capacity Internet connectivity to schools and to nearby subsidized urban housing. WinStar's application suite provides educators with the tools to integrate the educational resources of the World Wide Web into school curricula, enabling them to create their own "electronic libraries," create forums for discussion and debate, and engage in collaborative projects with students and educators throughout the world. The Company intends to expand its reach to other markets by linking schools and libraries to the Internet through its Wireless Fiber services.

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

     Wireless Fiber services present the Company's customers with: (i) a method for providing high bandwidth telecommunications connections between their buildings on a cost-effective basis; (ii) a viable alternative to the ILECs' networks which frequently use low-capacity copper wire for "last mile" delivery, generally allowing for faster, more reliable data transmissions; (iii) greater control over their local telecommunications traffic and costs; (iv) diverse routing and thus higher reliability against outage; and (v) greater security because of the private line nature of these connections. WinStar's private network services use high-capacity digital circuits to carry voice and data transmission from point-to-point in flexible configurations involving different standardized transmission speeds and circuit capacities, including:

     o DS-0. A dedicated service that accommodates business communications with digital transmission through a voice-grade equivalent circuit with a capacity of up to 64 Kbps. This service offers a private line digital channel for connecting telephones, fax machines, personal computers and other telecommunications equipment. WinStar offers multiple DS-0 services in a variety of combinations and can also provide voice grade analog connections.

     o DS-1. A high-speed digital channel that typically links customer locations to IXCs, ISPs or other customer locations and which can carry voice and data transmissions. DS-1 services accommodate digital data transmission capacity of up to 1.544 Mbps, the equivalent of 24 voice-grade (DS-0) circuits.

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

     o Wireless Complement to CAP and ILEC Networks. Competitive access providers ("CAPs") typically compete with ILECs by utilizing their own fiber-optic cable rings and lease the other facilities necessary to complete their networks from the ILECs. Due to the large capital investment required to construct such networks, CAPs generally build their networks in limited, densely populated areas and offer services primarily to large customers such as long distance carriers, medium-sized and large businesses, government agencies and institutions. CAPs can utilize Wireless Fiber services to bypass facilities typically leased by them from the ILECs. CAPs can also utilize the Company's Wireless Fiber services to facilitate the buildout and enhance the reliability of their own local telecommunications networks and expand their marketing opportunities.

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

     The Company's networks are monitored 24 hours a day, seven days a week through WinStar's state-of-the-art network operations center ("NOC") located in Tysons Corner, Virginia. The NOC provides the Company with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each market. The NOC provides a wide range of network surveillance functions for each network, providing the Company with the ability to remotely receive data regarding the diagnostics, status and performance of such networks. Continuous monitoring of system components by the NOC focuses on proactively avoiding problems as well as reacting to known problems. The Company believes that it provides service reliability equal to or exceeding that provided by the ILECs and other CLECs. PacNet also maintains a separate network operations center in Seattle, Washington which allows the Company to monitor PacNet's frame relay data network.

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

     The use of wireless equipment may pose health risks to humans due to radio frequency ("RF") emissions from the radio/antenna unit. Any allegations of health risks, if proven, could result in liability on the part of the Company. If the Company were held liable in any product liability suit, such liability could have a material adverse effect on the financial condition and operations of the Company. The FCC recently adopted new guidelines and methods for evaluating the environmental effects of RF emissions from FCC-regulated transmitters, including wireless antennas. The updated guidelines and methods generally are more stringent than those previously in effect. The Company expects that the wireless equipment to be provided by its vendors will comply with applicable FCC guidelines.

  Roof Rights

     WinStar must obtain roof rights (or rights to access other locations such as towers where lines of sight are available (collectively, "Roof Rights") on each building where a transceiver will be placed. The Company's prequalification activities may include the payment of option fees for Roof Rights to the buildings that are being prequalified. In connection with the development of its Wireless Fiber capacity for both its Carrier Services and CLEC businesses, the Company has been following a plan pursuant to which it seeks to negotiate, prior to receipt of actual service orders, Roof Rights for the installation of Wireless Fiber links on buildings in the metropolitan areas covered by the Wireless Licenses, including hub site buildings which give direct lines of sight to a number of other buildings targeted by the Company and buildings that can provide interconnection access to IXCs' POPs, switch locations and local access nodes.

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

     On February 10, 1998, the FCC granted the Company additional 38 GHz channels in Atlanta, Buffalo, Cincinnati, Dallas, Houston, Miami, New York, Seattle, St. Louis, Spokane and Tampa. On March 12, 1998, several parties filed petitions for reconsideration of these grants, other than the Seattle grant, with the FCC alleging, among other things, that these channels were granted in violation of the FCC's processing rules and the FCC's November 1997 Report and Order and Second Notice of Proposed Rulemaking (the "38 GHz Order"). WinStar intends to oppose these petitions.

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

ADVERTISING AND MARKETING OF TELECOMMUNICATIONS SERVICES

     The Company markets its telecommunications services on a city-by-city basis through combinations of direct sales, alternative sales channels, television, print and other media. For example, the Company has used its first series of television commercials and print advertising in introducing its telecommunications services and creating brand awareness in Boston, Chicago, Los Angeles, New York and Washington, D.C. This mass media advertising supports the Company's core marketing efforts, which are primarily focused on its 8,000 target buildings. The Company concentrates its marketing efforts on the telecommunications decision-makers in those buildings, which are viewed as "vertical villages" for the Company's sales force to penetrate. The Company also deploys a variety of building-based and other local marketing programs to reinforce its message in these buildings.

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

     In addition to competition from the ILECs, the Company also faces competition from a growing number of new market entrants, such as other CAPs and CLECs, competitors offering wireless telecommunications services, including leading telecommunications companies, such as AT&T Wireless, and other wireless entities that hold or have applied for 38 GHz licenses or which may acquire such licenses or other wireless licenses from others or the FCC. There is at least one other CLEC in each metropolitan area covered by the Company's Wireless Licenses, including, in many such areas, companies such as MCI, WorldCom, Teleport Communications ("Teleport") and Time Warner. Many of these entities (and the ILECs) already have existing infrastructure which allows them to provide local telecommunications services at potentially lower marginal costs than the Company currently can attain and which could allow them to exert significant pricing pressure in the markets where the Company provides, or seeks to provide, telecommunications services. In addition, many CAPs and CLECs have acquired or plan to acquire switches so that they can offer a broad range of local telecommunications services.

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

     The FCC has adopted rules to auction geographical area-wide licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 38 GHz band, although many 38 GHz licenses already have been issued nationwide. The FCC has indicated that the 38 GHz auction is expected to occur later in 1998. MMDS, also known as "wireless cable," also currently competes for metropolitan wireless broadband services. Although wireless cable licenses currently are used primarily for the distribution of video programming and have only a limited capability to provide two-way communications needed for wireless broadband telecommunications services, there can be no assurance that this will continue to be the case. The FCC has initiated a proceeding to determine whether to provide wireless cable operators with greater technical flexibility to offer two-way services. CMRS providers may also offer fixed services over their licensed frequencies. Finally, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data rate transmission services.

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

     Although the Company believes that it is in substantial compliance with all material laws, rules and regulations governing its operations and has obtained, or is in the process of obtaining, all licenses and approvals necessary and appropriate to conduct its operations, changes in existing laws and regulations, including those relating to the provision of wireless local telecommunications services via 38 GHz and/or the future granting of 38 GHz licenses, or any failure or significant delay in obtaining necessary regulatory approvals, could have a material adverse effect on the Company. On December 15, 1995, the FCC announced the issuance of a Notice of Proposed Rulemaking ("NPRM"), pursuant to which it proposed to amend its current rules relating to 38 GHz and ordered that those applications that were subject to mutual exclusivity with other applicants or that were placed on public notice by the FCC after September 13, 1995 would be held in abeyance and not processed by the FCC pending the outcome of the proceeding initiated by the NPRM.

     In January 1997, the FCC released a Memorandum and Order ("MO") addressing some application processing matters raised by the NPRM. In the MO, the FCC decided to process certain amendments filed between November 13, 1995 and December 15, 1995. Other amendments filed on or after November 13, 1995 remain subject to the freeze. Applications that were amended to resolve mutual exclusivity by December 15, 1995 would be processed, provided they had completed their 60 day public notice period as of November 13, 1995. Amendments to reduce existing license areas or delete frequency blocks on licenses would be permitted.

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

     In the 38 GHz Order, a substantial service buildout requirement was adopted which generally requires the licensee to establish, during the license renewal procedure, that the license is being utilized in the public interest. The earliest license expirations for the Company occur on February 1, 2001. Licensees are granted an expectation of renewal, but such an expectation is not guaranteed. The FCC did not mandate specific buildout criteria, but did offer an example of "substantial service" for a typical point-to-point licensee of four wireless transmission links per million population within a service area.

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

     In July 1996, the FCC mandated that the responsibility for administering and assigning local telephone numbers be transferred from Bellcore to a neutral entity. In August 1996, the FCC adopted regulations that address certain of these issues, but left others for decision by the states and the neutral number plan administrator. In August 1997, the FCC designated Lockheed Martin as the neutral numbering plan administrator and the process of transferring numbering administration to this entity officially was completed in January 1998. The new FCC regulations (a) require states, in creating new area codes, to impose the same dialing procedures on ILECs for all local numbers (including both previously issued and new numbers) as on new entrants (such as the Company); and
(b) prohibit ILECs from charging "code opening" fees to competitors (such as the Company) unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In the July 1996, the FCC permitted both residential and business customers to retain their telephone numbers when switching from one local service provider to another (known as "number portability"). Interim number portability, using remote call forwarding and other processes, was to be implemented immediately. "Permanent" number portability, using a centralized data base solution, initially was to commence as of October 1, 1997. In particular, RBOCs initially were required to commence implementing permanent number portability in the 100 largest markets by October 1, 1997 and to complete such implementation by December 31, 1998. The October 1 date, however, was thereafter extended to March 1998 at the request of the industry. In smaller markets, RBOCs must implement number portability within six months of a request therefore commencing
December 31, 1998. Other ILECs were required to implement number portability by October 31, 1997 in those of the largest 100 markets where the feature is required by another ILEC. Non-RBOC ILECs are not required to implement number portability in any additional markets until December 31, 1998, and then only in markets where the feature is required by another ILEC. Lockheed Martin and a second vendor initially were selected as administrators for such permanent number portability implementation in assigned regions of the country. Subsequently, the second vendor was unable to meet requisite implementation deadlines and its regions (i.e., West, Pacific, and Southeast, corresponding principally to those incumbent regions served by US West, Pacific Bell, and BellSouth, respectively) are in the process of being assumed by Lockheed Martin. In response, the FCC has issued an order allowing affected ILECs to request a waiver from the original implementation schedule, and several such waivers have now been filed.

     The competitive environment in which the Company operates changed significantly with the passage of the Telecommunications Act. The Telecommunications Act is intended to remove the formal barriers between the long distance and local telecommunications services markets, allowing service providers from each market (as well as providers of cable television and other services) to compete in all communications markets. Section 271 of the Telecommunications Act establishes procedures to permit RBOCs that meet certain statutory requirements, including a 14-point competitive checklist designed to open the local telecommunications market to competition, to compete in the provision of long distance services ("lnterLATA Services") across local access transport areas ("LATAs"). Additionally, the FCC must promulgate new regulations over the next several years to address mandates contained in the Telecommunications Act, which may change the regulatory environment significantly. The Telecommunications Act generally requires ILECs to provide competitors with interconnection and nondiscriminatory access to the ILEC network on more favorable terms than have been available in the past. However, such interconnection and the terms thereof are subject to negotiations with each ILEC, which may involve considerable delays and may not necessarily be obtained on terms and conditions that are acceptable to the Company. However, such interconnection and the terms thereof are subject to negotiations with each ILEC, which may involve considerable delays, and may not necessarily be obtained on terms and conditions that are acceptable to the Company. In such instances, although the Company may petition the proper regulatory agency to arbitrate disputed issues, there can be no assurance that the Company will be able to obtain acceptable interconnection agreements.

     As required by the Telecommunications Act, the FCC, in August 1996, adopted new rules implementing the interconnection and resale provisions of the Telecommunications Act (the "Interconnection Order"). These rules constitute a pro-competitive, deregulatory national policy framework designed to remove or minimize the regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. Although setting minimum uniform national rules, the Interconnection Order also relied heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets. Among other things, the Interconnection Order: established rules requiring incumbent ILECs to interconnect with new entrants such as the Company at specified network points; required incumbent ILECs to provide carriers nondiscriminatory access to network elements on an unbundled basis at rates that are just, reasonable and nondiscriminatory; established rules requiring incumbent ILECs to allow interconnection via physical and virtual co-location; required the states to set prices for interconnection, unbundled elements, and termination of local calls that are nondiscriminatory and cost-based; required incumbent ILECs to offer for resale any telecommunications service that the carrier provides at retail to end users at prices to be established by the states but which generally are at retail prices minus reasonably avoided costs; and required ILECs and utilities to provide new entrants with nondiscriminatory access to poles, ducts, conduit and rights-of-way owned or controlled by ILECs or utilities. Exemptions to some of these rules are available to ILECs which qualify as rural ILECs under the Telecommunications Act. The Interconnection Order also required that: ILECs provide new entrants with nondiscriminatory access to directory assistance services, directory listings, telephone numbers, and operator services; and ILECs comply with certain network disclosure rules designed to ensure the interoperability of multiple local switched networks. There can be no prediction as to the manner in which the Interconnection Order will be implemented or enforced or as to what effect such implementation or enforcement will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically. In July 1997, the United States Court of Appeals for the Eighth Circuit invalidated certain provisions of the Interconnection Order, including those provisions in which the FCC asserted jurisdiction over the pricing of interconnection elements and the "pick-and-choose" provisions for carriers to adopt select provisions of other carriers interconnection agreements. As has been the case since the Interconnection Order was stayed by the Court of Appeals in October 1996, many states continue to set the prices for interconnection, resale and unbundled network elements in a similar manner to that proposed by the FCC in the Interconnection Order. In August and October 1997, the Eighth Circuit issued additional decisions invalidating portions of the FCC's interconnection orders, including those pertaining to dialing parity requirements and bundling of network elements. The FCC has appealed the Eighth Circuit's rulings to the United States Supreme Court, which has agreed to hear such appeal in the Fall of 1998.

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

     Pursuant to an international agreement to which the United States is a signatory, the 38.6 to 40.0 GHz band is allocated on a co-primary basis to the Fixed Satellite Services ("FSS") and the 39.5 to 40.5 GHz band is allocated on a co-primary basis to the Mobile Satellite Services. The FCC has not proposed rules to implement the agreement provisions, although comments and a petition for rulemaking have been filed with the FCC by Motorola requesting that such rules be considered and, in particular, that power flux density limits be adopted. In response, on May 21, 1996, the FCC placed on public notice for comment the petition to allocate the 37.5 to 38.6 GHz bands to the FSS and to establish Technical Rules for the 37.5 to 38.6 GHz band. In addition, Motorola requested the FCC to adopt the power flux density limitations of the ITU Radio Regulations for the 37.5 to 40.5 GHz band in order to allow FSS systems and terrestrial microwave operators to co-exist on a co-primary basis. In September 1996, Motorola filed an application at the FCC to offer fixed satellite services using a portion of the radio spectrum that includes the 38.6-40.0 GHz band where the Company holds its Wireless Licenses. On July 14, 1997, Hughes Communications, Inc. filed an application at the FCC to offer fixed satellite services using a portion of the radio spectrum that includes 39.5 to 40.0 GHz. On July 22, 1997, the FCC issued a Public Notice inviting new applicants to construct, launch and operate U.S. licensed space stations to provide satellite services in the 40 GHz band. In response, a number of additional companies have filed applications with the FCC seeking to utilize some or all of the 38 GHz band on a shared basis with terrestrial users including TRW, Inc., Lockheed Martin Corporation, GE American Communications and PanAmSat Corporation. If the FCC were to allow transmissions from space to earth as proposed by such applicants, such transmissions could possibly adversely affect the Company's existing or future operations by creating interference or causing the FCC to institute power and other limitations upon the Company's transmissions. If adopted as proposed, a number of these applications would likely require changes in the FCC's rules, although it would likely be a number of years before such satellite systems could be launched. The extent of the adverse impact upon the Company's operations if such applications were to be granted in their current form is unknown, but there can be no assurance that the Company's operations would not be adversely effected. Although the majority of these applications have not yet been placed on public notice for comment and no final order has been issued in connection with these applications, the FCC issued an NPRM in a band plan proceeding proposing that the 38.6 to 40.0 GHz band be designated for fixed terrestrial wireless services. In the 38 GHz Order, the FCC declined to change this service designation. However, this designation could change in the future.

     As described in the 38 GHz Order, the FCC's policy is to align the expiration dates of all outstanding 38 GHz licenses such that they mature concurrently on February 1, 2001 and, upon expiration, to renew all such licenses for ten years if the FCC's "substantial service" buildout requirements are met at renewal. While the Company believes that all of its Wireless Licenses will be renewed based upon FCC custom and practice establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that any Wireless License will be renewed upon expiration of its initial term. The failure of the Company to meet the buildout requirement and obtain a renewal of its Wireless Licenses would have a material adverse effect on the Company.

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

     Under the Telecommunications Act, the FCC may, if it finds that the public interest will be served, deny or revoke a common carrier radio license if more than 25% of the capital stock of the entity that directly or indirectly controls the applicant or licensee is owned of record or voted by non-U.S. citizens, foreign governments or their representatives, or non-U.S. corporations. The Telecommunications Act also prohibits a licensee from holding a common carrier radio license if more than 20% of the capital stock of the licensee is owned of record or voted by non-U.S. citizens, foreign governments or their representatives, or non-U.S. corporations. As a result of U.S. commitments to the World Trade Organization ("WTO") Basic Telecommunications Agreement, the FCC adopted, on November 25, 1997, a Report and Order and Order on Reconsideration in which the FCC adopted a liberalized entry policy for carriers from WTO member countries to access the U.S. telecommunications market. The FCC extended this new policy to foreign ownership of common carrier radio licenses, and adopted a rebuttable presumption that greater than 25% ownership by an entity from a WTO member country of a corporation indirectly or directly controlling a common carrier radio licensee is in the public interest. The 20% capital stock restriction on direct investment by all non-US entities in common carrier radio licensees remains in effect. With respect to investors from non-WTO member countries, the FCC will continue to apply an "effective competitive opportunities" test in the exercise of its statutory discretion to permit foreign ownership of more than 25% of a corporation controlling a common carrier radio licensee. In applying the "effective competitive opportunities" test, the FCC generally will consider the ability of U.S. telecommunications carriers to provide services in the home market of the non-WTO Member country at issue. The new policies and rules in the Report and Order and Order on Reconsideration took effect on February 9, 1998.

     Additionally, providers of telecommunication services are coming under intensified regulatory scrutiny for marketing activities by them or their agents that result in alleged unauthorized switching of customers from one service provider to another. The FCC and a number of state authorities are seeking to introduce more stringent regulations or take other actions to curtail the intentional or erroneous switching of customers, which could include, among other things, the imposition of fines, penalties and possible operating restrictions on entities which engage or have engaged in unauthorized switching activities. In addition, pursuant to the Telecommunications Act, the FCC has proposed regulations imposing procedures for verifying the switching of customers and additional remedies on behalf of carriers for unauthorized switching of their customers. The effect, if any, of the adoption of any such proposed regulations or other actions on the telecommunications industry and the manner of doing business therein, cannot be anticipated. Other statutes and regulations which are or may become applicable to the Company as it expands could require the Company to alter methods of operations, at costs which could be substantial, or otherwise limit the types of services offered by the Company. See "--Legal Proceedings."

     The Communications Decency Act (the "Decency Act"), which was passed as part of the Telecommunications Act, imposed criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. As enacted, the Decency Act imposed fines on any entity that: (i) by means of a telecommunications device, knowingly sends indecent or obscene material to a minor; (ii) by means of an interactive computer service, sends or displays indecent material to a minor; or (iii) permits any telecommunications facility under such entity's control to be used for the foregoing purposes. That provision, as applied to indecent material, was declared unconstitutional in June 1997 by the United States Supreme Court. While the Clinton Administration has announced that it will not seek passage of similar legislation to replace this provision, action by Congress in this area remains possible. Prior to the enactment of the Decency Act, a federal district court held than an ISP could be found liable for defamation on the grounds that it exercised active editorial control over postings to its service. The Decency Act contains a provision which, one court has held, shields ISPs from such liability for material posted to the Internet by their subscribers or other third parties.

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

     The Company's media and information services and entertainment content operations are conducted through its wholly-owned subsidiary, WinStar New Media Company, Inc. ("WinStar New Media"), and WinStar New Media's subsidiaries, and are organized into three operating units: WinStar for Business; WinStar TV and Video; and WinStar Networks.

     WinStar for Business(Trademark) provides business information to businesses through WinStar Telebase Inc. ("WinStar Telebase"), an on-line business information service. WinStar Telebase designs, manages and markets on-line information services culled from more than 1,000 databases and leading electronic information services, including Dialogue, Dun & Bradstreet and TRW. WinStar Telebase's services provide "pay-as-you go" access to business, research and specialized information both directly and indirectly through more than 25 private label distributors such as CompuServe (now owned by AOL), Prodigy and AOL. These services allow users to search over 1,000 on-line resources, including specialized and technical publications, news and financial sources in order to access a variety of material such as credit, medical, patent and trademark information. WinStar Telebase recently launched the WinStar Business Info Center(Trademark), a private-label on demand business information service customized for WinStar's customers and being offered through WinStar's telecommunications sales force.

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

     WinStar Networks owns and operates SportsFan Radio ("SportsFan"), which provides live sports talk and information to approximately 350 radio stations across the United States, up to 24 hours a day, seven days a week, featuring on-air personalities such as John Madden, James Brown, Pat O'Brien and Keith Olbermann. SportsFan also has a developing on-line presence on the World Wide Web and AOL (AOL Keyword: SportsFan). In addition, WinStar Networks sells both advertising time for third-party syndicated radio program suppliers and advertising for content-driven interactive media sites.

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

ITEM 3. LEGAL PROCEEDINGS

     WinStar Gateway Network, Inc. ("Gateway"), the Company's residential long distance subsidiary, which is treated as a discontinued operation in this report, occasionally receives inquiries from state authorities and the FCC with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. In December 1996, the FCC and Gateway entered into a consent decree which terminated an inquiry by the FCC into any alleged violations of unauthorized carrier conversions through the use of contest programs by some of Gateway's agents. The FCC cited Gateway's efforts in identifying the problems caused by these agents and its proactive response in implementing remedial actions on its own as significant factors leading to the consent decree in lieu of initiating a formal investigation. The Company entered into assurances of voluntary compliance with the attorneys general of a number of states and has also initiated negotiations with other state authorities to resolve any claims by such authorities arising from the contest programs. The Company does not believe that resolution of these issues will have a material adverse effect on the Company, its financial condition or its results of operations.

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

     In January 1998, a stockholder suit, purported to be a class action, was commenced against the Company, its directors (and certain former directors) and one non-director officer in the Delaware Chancery Court seeking, among other things, to invalidate certain portions of the Company's Stockholder Rights Plan, adopted in July 1997 (the "Rights Plan"), and to recover unspecified damages and attorneys' fees. The complaint alleges that certain provisions of the Rights Plan, particularly the so-called "Continuing Directors" provision, are not permitted under the Delaware General Corporate Law and the Company's Certificate of Incorporation. The Company believes that these allegations are without merit and that the Rights Plan was properly adopted and is valid in its entirety. The Company is reviewing its available alternatives with regard to responding to this action.

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

PERIOD ENDING                                                                             HIGH                LOW
-------------------------------------------------------------------------------------   --------------      -------------
March 31, 1996.......................................................................        $ 18 1/2            $13 3/8
June 30, 1996........................................................................          32 1/4             16
September 30, 1996...................................................................          29                 15 3/4
December 31, 1996....................................................................          23 7/8             16 1/2
March 31, 1997.......................................................................          20 1/4             11 5/8
June 30, 1997........................................................................          14 5/8             10 1/8
September 30, 1997...................................................................          19 3/16            14 1/4
December 31, 1997....................................................................          29 1/4             21 1/4
January 1, 1998 through March 27, 1998...............................................          46 3/8             24 5/8

     The last sale price of the Common Stock on March 27, 1998 was $44.75 per share. As of that date the Company had approximately 37,217,000 shares of Common Stock outstanding held by more than 1,000 beneficial holders.

     The following securities were issued by the Company in unregistered transactions in the fourth quarter of 1997:

                                                                          TERMS OF
SECURITIES SOLD                                          EXEMPTION       CONVERSION
(DATE SOLD)          PURCHASERS      CONSIDERATION        CLAIMED        OR EXERCISE        USE OF PROCEEDS
---------------      ----------      -------------       ---------       -----------        ---------------
175,000 shares      Certain          $175 million,      Rule 144(A)     Not applicable.     The proceeds of this
of Series C         Institutions     less certain                                           issuance were/will be
Preferred Stock                      discounts and                                          used for the MIDCOM
                                     expenses                                               Acquisition, Growth of
                                                                                            the Company's business
                                                                                            and working capital.

251,547 shares      Various          Shares issued         4 (2)        Not applicable.     The Company did not
of Common Stock     individuals      as consideration                                       receive cash proceeds
(Various dates      and entities     in various                                             for these shares.
from 10/1/97-                        acquisitions
12/31/97)

ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below has been derived from the Company's audited Consolidated Financial Statements. The data has been presented to reflect the operations of WinStar Global Products, Inc. ("Global Products"), the Company's merchandising subsidiary, and WinStar Gateway Network ("Gateway"), the Company's residential long distance subsidiary as discontinued operations.

                                                                       TEN MONTHS
                                              YEAR ENDED                  ENDED                 YEAR ENDED
                                             FEBRUARY 28,             DECEMBER 31,             DECEMBER 31,
                                          -------------------         ------------        -----------------------
                                           1994        1995              1995               1996           1997
                                          ------      ------           ------             -----------------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE  DATA)
Statement of Operations Data:
  Net revenues:
     Telecommunications services:
       CLEC............................   $    --    $     --           $      --          $     604      $  22,653
       Other...........................        --         125                 130              3,883          7,143
                                          -------    --------           ---------          ---------      ---------
          Total telecommunications
            services...................        --         125                 130              4,487         29,796
     Information services..............        --         473               2,648             14,650         41,354
     Other.............................     1,278          --                  --                 --             --
                                          -------    --------           ---------           ---------      ---------
       Total net revenues..............     1,278         598               2,778              19,137         71,150
  Operating income (loss):
     Telecommunications................        --      (1,306)             (4,456)            (40,731)      (147,134)
     Information services..............        --        (157)                217              (1,409)        (4,092)
     Other.............................      (278)         --                  --                  --             --
     General corporate.................    (1,342)       (944)             (3,861)            (11,373)       (27,312)
                                          -------    --------           ---------           ---------      ---------
       Total operating loss............    (1,620)     (2,407)             (8,100)            (53,513)      (178,538)
Interest expense.......................      (724)       (375)             (7,186)            (36,748)       (77,257)
Interest income........................       109         343               2,890              10,515         17,577
Other (expenses) income, net (a).......    (5,316)     (1,109)               (866)                 --          4,719
                                          -------    --------           ---------           ---------      ---------
Loss from continuing operations........    (7,551)     (3,548)            (13,262)            (79,746)      (233,499)
Loss from discontinued operations .....      (644)     (3,682)             (2,595)             (3,977)       (15,985)
                                          -------    --------           ---------           ---------      ---------
Net loss...............................    (8,195)     (7,230)            (15,857)            (83,723)      (249,484)
Preferred stock dividends..............        --          --                  --                  --         (5,879)
                                          -------    --------           ---------           ---------      ---------
Net loss applicable to common stock....   $(8,195)   $ (7,230)          $ (15,857)          $ (83,723)     $(255,363)
                                          -------    --------           ---------           ---------      ---------
                                          -------    --------           ---------           ---------      ---------
Basic and diluted loss per share:
  Loss per common share from continuing
     operations........................   $ (0.98)   $  (0.21)          $   (0.58)          $   (2.86)     $   (7.20)
  (Loss) income per common share from
     discontinued operations...........     (0.08)      (0.21)              (0.12)              (0.14)         (0.48)
                                          -------    --------           ---------           ---------      ---------
Net loss per common share
  outstanding..........................   $ (1.06)   $  (0.42)          $   (0.70)          $   (3.00)     $   (7.68)
                                          -------    --------           ---------           ---------      ---------
                                          -------    --------           ---------           ---------      ---------
Weighted average common shares
  outstanding..........................     7,719      17,122              22,770              27,911         33,249

                                                         FEBRUARY 28,                    DECEMBER 31,
                                                    ----------------------    -----------------------------------
                                                      1994         1995         1995         1996         1997
                                                    ---------    ---------    ---------    ---------    ---------
                                                                       (Dollars In Thousands)
Balance Sheet Data:
  Cash, cash equivalents and short-term
     investments.................................   $     319    $   2,874    $ 211,583    $ 122,638    $ 419,462
  Property and equipment, net....................   $      68    $     250    $  13,053    $  59,983    $ 284,835
       Total assets..............................   $   8,305    $  19,803    $ 268,964    $ 273,012    $ 973,834
Current portion of long-term debt and capital
  lease obligations..............................   $     300    $      28    $   1,839    $  21,121    $   7,127
Long-term debt and capital lease obligations,
  less current portion...........................   $   2,612    $      17    $ 239,957    $ 275,513    $ 789,861
Exchangeable Redeemable Preferred Stock .........   $      --    $      --    $      --    $      --    $ 175,553
Common and preferred stock and additional paid-in
  capital(b).....................................   $  22,665    $  43,518    $ 104,823    $  75,726    $ 256,126
Stockholders' equity (deficit)...................   $   4,719    $  18,280    $  21,752    $ (49,671)   $(118,392)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     The Company operates the following lines of business: (i) CLEC Services, including local and long distance voice and data telecommunications services to business customers, (ii) Other Telecommunications Services, including wireless broadband local access and dedicated network services to other telecommunications providers, and (iii) Information Services, including the provision of information products and services to the Company's telecommunications customers as well as the creation and distribution of information and entertainment products and services through a variety of traditional and new media outlets such as radio, television and the Internet.

     The following discussion does not include the results of operations of Global Products or Gateway, both of which have been reclassified as discontinued operations.

REVENUES

     Revenues generated by the Company's telecommunications businesses represent an increasing percentage of the Company's consolidated revenues as the Company expands its full range of voice and data telecommunications services into new markets. Factors driving the mix of revenues are as follows:

  CLEC Services

     Revenues from local and long distance products are driven primarily by the number of customer lines installed and in service. Customers generally are billed a flat monthly fee and/or a per-minute usage charge. Data services revenues generally are billed as a flat monthly charge for capacity ordered. Revenue growth depends upon the addition of new customers in existing markets, the sale of bundled services such as long distance, the expansion of markets served by the Company, and the introduction of new services, such as broadband data transmission and video conferencing services. Revenues from CLEC Services were approximately $10.1 million in the quarter ended December 31, 1997, versus $6.5 million in the quarter ended September 30, 1997, $4.0 million in the quarter ended June 30, 1997 and $2.0 million in the quarter ended March 31, 1997. The Company expects its CLEC Services revenues, including voice and data telecommunications services, to continue to increase as it expands its network and network utilization increases.

  Other Telecommunications Services

     Other Telecommunications Services revenues are driven primarily by the number and capacity (i.e., T-1s or DS-3s) of Wireless Fiber links in service and sold to the Company's wholesale customers. The Company currently is focusing its wholesale selling activities on a select number of large carriers.

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

  Other Telecommunications Services

     The Company's Other Telecommunications Services business utilizes the same fixed wireless network which the Company is building for its CLEC Services business. Accordingly, as network utilization increases, the related cost of Other Telecommunications Services as a percentage of revenue decreases.

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

RESULTS OF OPERATIONS

     Revenues of the Company's operating business lines are as follows (in millions):

                                                               TEN MONTHS
                                                                 ENDED                        YEAR ENDED
                                                            DECEMBER 31,(a)                   DECEMBER 31,
                                                          --------------------        ---------------------------
                                                           1994         1995           1995      1996      1997
Telecommunications Services:
  CLEC Services........................................   $    --      $    --        $    --   $   0.6   $  22.7
  Other Services.......................................       0.1          0.1            0.1       3.9       7.1
                                                          -------      -------        -------   -------   -------
                                                              0.1          0.1            0.1       4.5      29.8
Information Services...................................       0.2          2.7            2.9      14.6      41.3
                                                          -------      -------        -------   -------   -------
  Total Revenues from Continuing Operations............   $   0.3      $   2.8        $   3.0   $  19.1   $  71.1
                                                          -------      -------        -------   -------   -------
                                                          -------      -------        -------   -------   -------

------------------
(a) The Company changed its fiscal year to December 31 from February 28 effective January 1, 1996.

     The following discussion of results of operations does not include the results of operations of Global Products, or Gateway, both of which have been reclassified as discontinued operations.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues from continuing operations increased by $52.0 million, or 272.3%, for the year ended December 31, 1997, to $71.1 million, from $19.1 million for the year ended December 31, 1996. This increase was attributable to increased revenues generated by the Company's CLEC, other telecommunications services and information services businesses.

     Revenues from CLEC services, which include all commercial end user customer telecommunication revenues, were $22.7 million in the year ended December 31, 1997, and were minimal in the year ended December 31, 1996, as the CLEC business commenced operations in the second quarter of 1996. As of December 31, 1997, the CLEC business had installed approximately 81,500 lines, up from approximately 51,400 lines at September 30, 1997 and 4,400 at December 31, 1996. The annualized revenues from December 1997 for the CLEC business were approximately $46.2 million.

     Revenues from other telecommunications services increased $3.2 million to $7.1 million in the year ended December 31, 1997, as compared to $3.9 million in the year ended December 31, 1996. This increase resulted from the growing number of billed circuits, along with installation revenue and equipment sales related to contract services provided.

     Revenues from information services increased by $26.7 million, or 182.9%, in the year ended December 31, 1997, to $41.3 million, from $14.6 million in the year ended December 31, 1996, due to continued internal growth and acquisitions, including the Telebase online business service acquired earlier in 1997.

     Cost of services and products increased by $52.5 million, or 245.3%, for the year ended December 31, 1997, to $73.9 million, from $21.4 million for the year ended December 31, 1996. As a percentage of sales, cost of services and products in the year ended December 31, 1997 was 103.9% compared with 111.8% in the year ended December 31, 1996, as a result of increasing network costs from the continued expansion of the Company's local telecommunications business.

     Selling, general and administrative expense increased by $103.2 million to $150.7 million for the year ended December 31, 1997, from $47.5 million for the year ended December 31, 1996. The Company continued to hire sales, marketing and related support personnel in connection with the accelerated rollout of its CLEC operations, which had only 500 employees at December 31, 1996 and approximately 1,200 employees at December 31, 1997. In addition, the Company increased spending on related advertising and marketing of its CLEC services.

     Depreciation and amortization expense increased by $21.3 million for the year ended December 31, 1997, to $25.1 million, from $3.8 million for the year ended December 31, 1996. This growth in expense resulted principally from the Company's acquisition and deployment of switches, radios and other equipment in connection with its telecommunications network buildout.

     For the reasons noted above, the operating loss for the year ended December 31, 1997 was $178.5 million, compared with an operating loss of $53.5 million for the year ended December 31, 1996.

     Interest expense increased by $40.5 million, or 110.4%, for the year ended December 31, 1997, to $77.3 million, from $36.7 million for the year ended December 31, 1996. The increase was principally attributable to the Company's issuance of debt in 1997. Of the $77.3 million interest expense for the year, $53.5 million is not payable in cash until after 1999.

     Interest income increased by $7.1 million, or 67.6%, for the year ended December 31, 1997, to $17.6 million, from $10.5 million for year ended
December 31, 1996. The increase resulted from the additional interest income earned on the proceeds from the Company's issuance of debt and equity securities in 1997.

     In 1997, the Company recognized dividends of $5.9 million on its placement of Series A and Series C Preferred Stock, which were paid in kind.

     For the reasons noted above, the Company reported a net loss applicable to Common Stockholders of $255.4 million for the year ended December 31, 1997, compared to a net loss of $83.7 million for the year ended December 31, 1996.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues from continuing operations increased by $16.1 million, or 536.7%, for the year ended December 31, 1996, to $19.1 million, from $3.0 million from the year ended December 31, 1995. This increase was primarily attributable to increased revenues generated by both the Company's telecommunications and information services segments.

     The Company's telecommunications services revenues increased by $4.4 million, or 4,400%, for the year ended December 31, 1996, to $4.5 million, from $0.1 million for the year ended December 31, 1995, principally resulting from an increase in revenues from other telecommunications. Revenues from the information and entertainment services segment increased by $11.7 million, or 403.4%, for the year ended December 31, 1996, to $14.6 million, from $2.9 million for the year ended December 31, 1995, due to continued growth of this segment internally and through acquisitions. The revenue increase in 1996 was generated primarily from increased production and distribution of entertainment content, including documentaries, foreign films and multimedia sports programming.

     Cost of services and products increased by $16.5 million, or 336.7%, for the year ended December 31, 1996, to $21.4 million, from $4.9 million for the year ended December 31, 1995. As a percentage of sales, cost of services and products in 1996 was 111.8%, compared with 163.3% in 1995, due in part to increased start-up costs for facilities in connection with the rollout of the Company's telecommunications network.

     Selling, general and administrative expense increased by $41.0 million to $47.5 million for the year ended December 31. 1996, or 248.7% of revenues, from $6.5 million, or 216.7% of revenues, for the year ended December 31, 1995. Selling, general and administrative expense increased predominantly in the telecommunications segment as the Company continued to hire sales, marketing and related support personnel in connection with the accelerated rollout of its CLEC operations, and increased spending on related advertising and marketing of services in new and existing cities where the Company offered its services.

     Depreciation and amortization expense increased by $3.3 million, or approximately 660.0%, for the year ended December 31, 1996, to $3.8 million, from $0.5 million for the year ended December 31, 1995, principally resulting from the Company's acquisition of switches, radios and other telecommunications equipment.

     For the reasons noted above, the operating loss for the year ended December 31, 1996, was $53.5 million, compared to an operating loss of $8.9 million for the year ended December 31, 1995.

     Interest expense increased by $29.5 million, or approximately 409.7%, for the year ended December 31, 1996, to $36.7 million, from $7.2 million for the year ended December 31, 1995. The increase was primarily attributable to $33.5 million in interest accrued on the 1995 Notes issued in the 1995 Debt Placement, which is not payable in cash until after 1999.

     Interest income increased by $7.6 million, or approximately 262.1%, for the year ended December 31, 1996, to $10.5 million, from $2.9 million for the year ended December 31, 1995. The increase is attributable to short-term investment earnings on the proceeds of the 1995 Debt Placement.

     For the reasons noted above, the Company reported a net loss of $83.7 million for the year ended December 31, 1996, compared to a net loss of $18.2 million for the year ended December 31, 1995.

     TEN MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE TEN MONTHS ENDED DECEMBER 31, 1994

     Revenues from continuing operations for the ten months ended December 31, 1995 increased by $2.5 million, or 833.3%, to $2.8 million, from $0.3 million in the comparable period of the prior year. This increase was attributable to increased revenues in the Company's information services line of business. During the ten months ended December 31, 1995, the Carrier Services business had only nominal revenues. The information services line of business, which reported nominal revenues in the prior year, had revenues of approximately $2.6 million for the ten months ended December 31, 1995, related primarily to the completion of certain documentary television products.

     Cost of services and products for the ten months ended December 31, 1995 increased by $3.6 million, to $3.6 million, from $0.0 million for the ten months ended December 31, 1994. The increase was principally attributable to the growth in the Company's information services line of business, along with initial expenses incurred in connection with the Company's telecommunications network.

     Selling, general and administrative expenses increased by $4.8 million to $6.7 million, or 239.3% of revenues, for the ten months ended December 31, 1995, from $1.9 million, or 633.3% of revenues, in the comparable period of the prior year. Factors contributing to the increase were: the acquisition of Avant-Garde Telecommunications, Inc. ("Avant-Garde," the original holder of many of the Wireless Licenses) and the consolidation of that entity's results of operations into the Company's financial statements from July 17, 1995 onward; the hiring of additional personnel; and the expansion of the Company's infrastructure to manage future growth in its telecommunications business.

     For the reasons noted above, the operating loss for the ten months ended December 31, 1995, was $8.1 million, compared to an operating loss of $1.6 million in the comparable period of the prior year.

     Interest expense was $7.2 million for the ten months ended December 31, 1995, and a nominal amount for the ten months ended December 31, 1994, reflecting principally the non-cash accretion of interest on certain indebtedness issued in the 1995 Debt Placement.

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

     In March 1997, the Company sold $100.0 million principal amount of 14 1/2% Senior Deferred Interest Notes Due 2005 and a subsidiary, WinStar Equipment Corp. ("WEC") sold $200.0 million principal amount of 12 1/2% Guaranteed Senior Secured Notes Due 2004 ("WEC Notes") in a private placement, pursuant to which they realized net proceeds of approximately $290.5 million. In August 1997, another subsidiary, WinStar Equipment II Corp. ("WEC II") sold $50.0 million principal amount of 12 1/2% Guaranteed Senior Secured Notes Due 2004 ("WEC II Notes," and, together with the WEC Notes, the "Equipment Notes") in a private placement, generating net proceeds of approximately $48.5 million. In October 1997, the Company sold $100.0 million principal amount of 15% Senior Subordinated Deferred Interest Notes Due 2007 in a private placement, realizing net proceeds of approximately $94.0 million. Under the terms of the Equipment Notes, the principal amount thereof must be utilized by March 18, 1999 and August 8, 1999, respectively, to purchase designated equipment or for the redemption of the Equipment Notes. See Note 21 of the Consolidated Financial Statements included elsewhere in this Report for a description of the operations of WEC and WEC II.

     In December 1997, the Company and one of its subsidiaries sold 175,000 shares of the Company's 14 1/4% Senior Cumulative Exchangeable Preferred Stock Due 2007, pursuant to which they realized net proceeds of approximately
$168.0 million.

     At December 31, 1997, the Company had approximately $419.5 million in cash, cash equivalents and short-term investments, of which approximately
$183.0 million is to be used to finance equipment purchases and related costs in connection with the Company's rollout of its telecommunications infrastructure in accordance with the terms of the Equipment Notes and $92.0 million was used in January 1998 for the purchase of assets of Midcom.

     In March 1998, (i) the Company and a subsidiary consummated a private placement of $200.0 million of the Company's 7% Senior Cumulative Convertible Series D Preferred Stock, (ii) the Company consummated private placements of $200.0 million of its 10% Senior Subordinated Notes Due 2008 (the "Cash Pay Notes") and $250.0 million of its 11% Senior Subordinated Deferred Interest Notes Due 2008, and (iii) a subsidiary of the

Company consummated a sale leaseback of certain telecommunications switches acquired by the Company from US One in October 1997, which is expected to generate net proceeds of approximately $42.0 million.

     The Company has incurred significant operating and net losses, due in large part to the development of its telecommunications services business, and anticipates that such losses will continue over the near term as the Company executes its growth strategy. A significant portion of the Company's capital requirements will result from the rollout of the Company's CLEC business. The Company is building a direct sales force, having opened sales offices serving each of the markets in which it offers CLEC services, and is in the process of expanding into other metropolitan areas. Additionally, the Company is in the process of ordering and installing switching and other network equipment to be placed in its key markets. Historically, the Company has funded its operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Negative EBITDA during the year ended December 31, 1997 was approximately $153.4 million, and purchases of property and equipment during the year ended December 31, 1997 was approximately $222.2 million. At December 31, 1997, the Company's working capital totaled $365.7 million and its cash, cash equivalents and short-term investments were $419.5 million, as compared to working capital of $112.7 million and cash, cash equivalents and short-term investments of $122.6 million at December 31, 1996.

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

YEAR 2000 COMPLIANCE

     The Company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is the result of prior computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in 1998. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Such forward-looking statements are contained in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Business Strategy," among others. In addition, in those and other portions of this Report, the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. No assurance can be given that any of such expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forwardlooking statements include, without limitation: (a) the Company's ability to service its debt or to obtain financing for the buildout of its telecommunications network; (b) the Company's ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions.

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

ITEM 14. EXHIBITS, LIST AND REPORTS

     (a) Exhibits

EXHIBIT
 NUMBER         DESCRIPTION
------------    --------------------------------------------------------------------------------------------------
    23.1         --   Consent of Grant Thornton LLP to Incorporate Financial Statements included in this Report on
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

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 6TH DAY OF JANUARY, 1999.

                                          WINSTAR COMMUNICATIONS, INC.

                                          By:         /s/ JOSEPH P. DWYER
                                              ----------------------------------
                                                       Joseph P. Dwyer
                                                  Vice President--Finance
                                               (principal accounting officer)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                             Page
                                                                                                            ----------
WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.......................................................       F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997.............................................       F-3

Consolidated Statements of Operations, Ten Months Ended December 31, 1995 and the Years Ended
  December 31, 1996 and 1997.............................................................................       F-4

Consolidated Statements of Stockholders' Equity (Deficit), Ten Months Ended December 31, 1995 and the
  Years Ended December 31, 1996 and 1997.................................................................       F-5

Consolidated Statements of Cash Flows, Ten Months Ended December 31, 1995, and the Years Ended
  December 31, 1996 and 1997.............................................................................       F-8

Notes to Consolidated Financial Statements...............................................................       F-9

Report of Independent Certified Public Accountants on Schedule...........................................      F-33

Schedule II--Valuation and Qualifying Accounts, Ten Months Ended December 31, 1995, and the Years Ended
  December 31, 1996 and 1997.............................................................................      F-34

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

GRANT THORNTON LLP

New York, New York
February 12, 1998, except for
paragraph b of Note 24 as to which
the date is November 5, 1998

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,    DECEMBER 31,
                                                                                          1996            1997
                                                                                       ------------    ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.........................................................    $   95,641      $  402,559
  Short term investments............................................................        26,997          16,903
                                                                                        ----------      ----------
     Cash, cash equivalents and short term investments..............................       122,638         419,462
  Investments in equity securities..................................................           688              --
  Accounts receivable, net of allowance for doubtful accounts of $428 and $2,814,
     respectively...................................................................        10,474          28,728
  Inventories.......................................................................         5,009          10,296
  Prepaid expenses and other current assets.........................................        15,749           8,834
  Net assets of discontinued operations.............................................         5,352           1,145
                                                                                        ----------      ----------
     Total current assets...........................................................       159,910         468,465
Property and equipment, net.........................................................        59,983         284,835
Licenses, net.......................................................................        27,434         174,763
Intangible assets, net..............................................................        11,049          14,293
Deferred financing costs, net.......................................................        10,535          27,463
Other assets........................................................................         4,101           4,015
                                                                                        ----------      ----------
     Total assets...................................................................    $  273,012      $  973,834
                                                                                        ----------      ----------
                                                                                        ----------      ----------
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt.................................................    $   18,456      $      386
  Accounts payable and accrued expenses.............................................        26,049          95,685
  Current portion of capitalized lease obligations..................................         2,665           6,741
                                                                                        ----------      ----------
     Total current liabilities......................................................        47,170         102,812
Capitalized lease obligations, less current portion.................................        10,352          21,392
Long-term debt, less current portion................................................       265,161         768,469
Deferred income taxes...............................................................            --          24,000
                                                                                        ----------      ----------
     Total liabilities..............................................................       322,683         916,673
                                                                                        ----------      ----------
Series C exchangeable redeemable preferred stock, liquidation preference of $175,000
  plus accumulated dividends........................................................            --         175,553
Commitments and contingencies
Stockholders' equity (deficit)
  Series A preferred stock issued and outstanding 3,910 shares at December 31,
     1997...........................................................................            --              39
  Common stock, par value $.01; authorized 200,000 shares, issued and outstanding
     28,989 and 34,611, respectively................................................           290             346
  Additional paid-in-capital........................................................        75,436         255,741
  Accumulated deficit...............................................................      (125,034)       (374,518)
                                                                                        ----------      ----------
                                                                                           (49,308)       (118,392)
Unrealized loss on investments......................................................          (363)             --
                                                                                        ----------      ----------
     Total stockholders' deficit....................................................       (49,671)       (118,392)
                                                                                        ----------      ----------
          Total liabilities, exchangeable redeemable preferred stock and
            stockholders' deficit...................................................    $  273,012      $  973,834
                                                                                        ----------      ----------
                                                                                        ----------      ----------

                 See Notes to Consolidated Financial Statements
                                      F-3

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE TEN            FOR THE YEAR ENDED
                                                                  MONTHS ENDED              DECEMBER 31,
                                                                  DECEMBER 31,         -----------------------
                                                                     1995                1996          1997
                                                                  ------------         --------      ---------
Operating revenues
  Telecommunications services
     CLEC....................................................       $     --           $    604      $  22,653
     Other...................................................            130              3,883          7,143
                                                                    --------           --------      ---------
     Total telecommunications services.......................            130              4,487         29,796
  Information services.......................................          2,648             14,650         41,354
                                                                    --------           --------      ---------
Total operating revenues.....................................          2,778             19,137         71,150
                                                                    --------           --------      ---------
Operating expenses
  Cost of services and products..............................          3,609             21,389         73,898
  Selling, general and administrative expenses...............          6,705             47,497        150,688
  Depreciation and amortization..............................            564              3,764         25,102
                                                                    --------           --------      ---------
Total operating expenses.....................................         10,878             72,650        249,688
                                                                    --------           --------      ---------
Operating loss...............................................         (8,100)           (53,513)      (178,538)
Other (expense) income
  Interest expense...........................................         (7,186)           (36,748)       (77,257)
  Interest income............................................          2,890             10,515         17,577
  Other (expense) income.....................................           (866)                --          2,219
                                                                    --------           --------      ---------
Loss from continuing operations before income tax benefit....        (13,262)           (79,746)      (235,999)
Income tax benefit...........................................             --                 --          2,500
                                                                    --------           --------      ---------
Loss from continuing operations..............................        (13,262)           (79,746)      (233,499)
                                                                    --------           --------      ---------
Discontinued operations:
  Loss from operations.......................................         (2,595)            (3,977)        (9,985)
  Estimated loss on disposal.................................             --                 --         (6,000)
                                                                    --------           --------      ---------
Loss from discontinued operations............................         (2,595)            (3,977)       (15,985)
                                                                    --------           --------      ---------
Net loss.....................................................        (15,857)           (83,723)      (249,484)
Preferred stock dividends....................................             --                 --         (5,879)
                                                                    --------           --------      ---------
Net loss applicable to common stockholders...................       $(15,857)          $(83,723)     $(255,363)
                                                                    --------           --------      ---------
                                                                    --------           --------      ---------
Basic and diluted loss per share:
  From continuing operations.................................       $  (0.58)          $  (2.86)     $   (7.20)
  From discontinued operations...............................          (0.12)             (0.14)         (0.48)
                                                                    --------           --------      ---------
Net loss per share...........................................       $  (0.70)          $  (3.00)     $   (7.68)
                                                                    --------           --------      ---------
                                                                    --------           --------      ---------
Weighted average shares outstanding..........................         22,770             27,911         33,249
                                                                    --------           --------      ---------
                                                                    --------           --------      ---------

                 See Notes to Consolidated Financial Statements
                                       F-4

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                                                            TREASURY
                                                                                                                            STOCK
                                                  PREFERRED STOCK                                                           ------
                                         ----------------------------------                                                 COMMON
                                                B                 E             COMMON STOCK     ADDITIONAL                 STOCK
                                         ---------------   ----------------   ----------------    PAID-IN     ACCUMULATED   ------
                                         SHARES   AMOUNT   SHARES   AMOUNT    SHARES   AMOUNT     CAPITAL      DEFICIT      SHARES
                                         ------   ------   ------   -------   ------   -------   ----------   -----------   ------
Balances at February 28, 1995..........   0.73    $ 733       --    $   --    20,147   $  201     $ 42,583     $ (25,238)      --

Issuances of common stock..............                                       4,447        45       10,639

Issuance of preferred stock............                      932     6,000                            (360)

Conversions of preferred stock.........  (0.15)    (147)    (932)   (6,000)     684         7        6,140

Warrants and common stock equivalents
 issued in connection with long-term
 debt and lease financing..............                                                                981

Conversion of long-term debt...........                                         539         5        3,410

Preferred stock dividends..............   0.11      103                                                             (216)

Issuance of restricted stock...........                                         150         2        1,236

Amortization of deferred
 compensation..........................

WinStar Private Exchange transaction...                                       3,741        37       39,641                  (2,507)

Unrealized loss on investments in
 marketable equity securities..........

Other, net.............................                                                               (433)

Net loss...............................                                                                          (15,857)
                                         ------   ------   ------   -------   ------   -------    --------     ---------    ------

Balances at December 31, 1995..........   0.69    $ 689       --    $   --    29,708   $  297     $103,837     $ (41,311)   (2,507)
                                         ------   ------   ------   -------   ------   -------    --------     ---------    ------
                                         ------   ------   ------   -------   ------   -------    --------     ---------    ------

                                              TREASURY STOCK
                                         ---------------------------
                                         COMMON        PREFERRED
                                          STOCK         STOCK B                                            TOTAL
                                         --------   ----------------    DEFERRED      UNREALIZED LOSS   STOCKHOLDERS'
                                          AMOUNT    SHARES   AMOUNT    COMPENSATION   ON INVESTMENTS      EQUITY
                                         --------   ------   -------   ------------   ---------------   -------------
Balances at February 28, 1995..........  $     --      --    $   --      $     --          $  --          $  18,279

Issuances of common stock..............                                                                      10,684

Issuance of preferred stock............                                                                       5,640

Conversions of preferred stock.........                                                                          --

Warrants and common stock equivalents
 issued in connection with long-term
 debt and lease financing..............                                                                         981

Conversion of long-term debt...........                                                                       3,415

Preferred stock dividends..............                                                                        (113)

Issuance of restricted stock...........                                    (1,238)                               --

Amortization of deferred
 compensation..........................                                       138                               138

WinStar Private Exchange transaction...   (36,348)  (0.69)   (3,330)                                             --

Unrealized loss on investments in
 marketable equity securities..........                                                     (982)              (982)

Other, net.............................                                                                        (433)

Net loss...............................                                                                     (15,857)
                                         --------   ------   -------     --------          -----          ---------
Balances at December 31, 1995..........  $(36,348)  (0.69)   $(3,330)    $ (1,100)         $(982)         $  21,752
                                         --------   ------   -------     --------          -----          ---------
                                         --------   ------   -------     --------          -----          ---------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                                 TREASURY STOCK
                                                                                                               ------------------
                                                 PREFERRED B       COMMON STOCK     ADDITIONAL                    COMMON STOCK
                                               ---------------   ----------------    PAID-IN     ACCUMULATED   ------------------
                                               SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL      DEFICIT      SHARES     AMOUNT
                                               ------   ------   ------   -------   ----------   -----------   ------    --------
Balances at December 31, 1995................   0.69    $ 689    29,708   $  297     $103,837     $ (41,311)   (2,507)   $(36,348)

Issuances of common stock....................                    1,383        14        9,619                              (3,056)

Acquisition of treasury shares...............                                                                   (150)      39,404

Retirement of treasury shares................  (0.69)    (689)   (2,657)     (27)     (42,018)                 2,657

Amortization of deferred compensation........

Conversion of long-term debt.................                      555         6        3,878

Fair value of stock options granted to
 nonemployees and other, net.................                                             120

Unrealized gain on investments in marketable
 equity securities...........................

Net loss.....................................                                                       (83,723)
                                               ------   ------   ------   -------    --------     ---------    ------    --------

Balances at December 31, 1996................     --    $  --    28,989   $  290     $ 75,436     $(125,034)      --          --
                                               ------   ------   ------   -------    --------     ---------    ------    --------
                                               ------   ------   ------   -------    --------     ---------    ------    --------

                                                          TREASURY STOCK
                                                      ------------------------                                        TOTAL
                                                         PREFERRED STOCK B                       UNREALIZED        STOCKHOLDERS'
                                                      ------------------------     DEFERRED      GAIN/(LOSS)         EQUITY
                                                        SHARES       AMOUNT      COMPENSATION    ON INVESTMENTS     (DEFICIT)
                                                      ----------   -----------   ------------    --------------    -----------
Balances at December 31, 1995.....................      (0.69)       $(3,330)      $ (1,100)          $(982)         $  21,752

Issuances of common stock.........................                                                                       9,633

Acquisition of treasury shares....................                                                                      (3,056)

Retirement of treasury shares.....................       0.69          3,330                                                --

Amortization of deferred compensation.............                                    1,100                              1,100

Conversion of long-term debt......................                                                                       3,884

Fair value of stock options granted to
 nonemployees and other, net......................                                                                         120

Unrealized gain on investments in marketable
 equity securities................................                                                      619                619

Net loss..........................................                                                                     (83,723)
                                                        -----        -------       --------           -----          ---------
Balances at December 31, 1996.....................         --        $    --       $     --           $(363)         $ (49,671)
                                                        -----        -------       --------           -----          ---------
                                                        -----        -------       --------           -----          ---------

                 See Notes to Consolidated Financial Statements

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                    PREFERRED
                                                                                     STOCK A           COMMON STOCK      ADDITIONAL
                                                                                 ----------------    ----------------     PAID-IN
                                                                                 SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL
                                                                                 ------    ------    ------    ------    ----------
Balances at December 31, 1996.................................................       --     $ --     28,989     $290      $ 75,436
Issuances of common stock.....................................................       --       --      1,218       12         8,769
Issuances of common stock for acquisitions....................................       --       --      3,984       40        83,311
Issuance of preferred stock Series A..........................................    4,000       40         --       --        95,960
Dividends declared on Series A preferred stock................................       --       --         --       --        (5,326)
Issuances of Series A preferred stock as dividends
  in kind ....................................................................      213        2         --       --         5,324
Dividends on Series C preferred stock.........................................       --       --         --       --          (553)
Conversion of Series A preferred stock to common stock........................     (303)      (3)       420        4            (1)
Series C preferred stock issuance costs and
  other, net .................................................................       --       --         --       --        (7,179)
Unrealized gain on investments in marketable
  equity securities ..........................................................       --       --         --       --            --
Net loss......................................................................       --       --         --       --            --
                                                                                 ------     ----     ------     ----      --------
Balances at December 31, 1997.................................................    3,910     $ 39     34,611     $346      $255,741
                                                                                 ------     ----     ------     ----      --------
                                                                                 ------     ----     ------     ----      --------

                                                                                               UNREALIZED       TOTAL
                                                                                               GAIN/(LOSS)   STOCKHOLDERS'
                                                                                ACCUMULATED       ON           EQUITY
                                                                                 DEFICIT       INVESTMENTS    (DEFICIT)
                                                                                -----------    -----------   -----------
Balances at December 31, 1996.................................................   $(125,034)       $(363)     $   (49,671)
Issuances of common stock.....................................................          --           --            8,781
Issuances of common stock for acquisitions....................................          --           --           83,351
Issuance of preferred stock Series A..........................................          --           --           96,000
Dividends declared on Series A preferred stock................................          --           --           (5,326)
Issuances of Series A preferred stock as dividends
  in kind ....................................................................          --           --            5,326
Dividends on Series C preferred stock.........................................          --           --             (553)
Conversion of Series A preferred stock to common stock........................          --           --               --
Series C preferred stock issuance costs and
  other, net .................................................................          --           --           (7,179)
Unrealized gain on investments in marketable
  equity securities ..........................................................          --          363              363
Net loss......................................................................    (249,484)          --         (249,484)
                                                                                 ---------        -----      -----------
Balances at December 31, 1997.................................................   $(374,518)       $  --      $  (118,392)
                                                                                 ---------        -----      -----------
                                                                                 ---------        -----      -----------

                 See Notes to Consolidated Financial Statements
                                      F-7

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE TEN
                                                                         MONTH             FOR THE YEAR ENDED
                                                                       PERIOD ENDED           DECEMBER 31,
                                                                       DECEMBER 31,      -----------------------
                                                                          1995             1996          1997
                                                                       ------------      --------      ---------
Cash flows from operating activities:
  Net loss..........................................................     $(15,857)       $(83,723)     $(249,484)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Net loss from discontinued operations..........................        2,595           3,977         15,985
     Depreciation and amortization..................................          617           5,244         27,762
     Deferred income tax benefit....................................           --              --         (2,500)
     Provision for doubtful accounts................................           72             327          3,964
     Equity in unconsolidated results of AGT........................          866              --             --
     Non cash interest expense......................................        6,151          35,040         53,506
     Decrease (increase) in operating assets:
       Accounts receivable..........................................         (485)         (5,325)       (23,392)
       Inventories..................................................         (991)         (1,897)        (9,217)
       Prepaid expenses and other current assets....................       (1,621)        (14,164)           441
       Other assets.................................................         (947)         (1,904)          (199)
     Increase in accounts payable and accrued expenses..............        2,465          11,755         51,670
     Net assets used in discontinued operations.....................       (2,585)         (4,813)       (11,568)
     Other, net.....................................................          179             186             --
                                                                         --------        --------      ---------
Net cash used in operating activities...............................       (9,541)        (55,297)      (143,032)
                                                                         --------        --------      ---------
Cash flows from investing activities:
  Investments in and advances to AGT................................       (5,704)             --             --
  Decrease (increase) in short-term investments, net................      (73,594)         46,597         10,094
  Decrease (increase) in other investments, net.....................       (7,497)          6,447             --
  Purchase of property and equipment, net...........................       (7,654)        (46,651)      (213,252)
  Acquisitions of licenses and other................................           --          (2,121)       (40,190)
  Other, net........................................................         (499)         (1,619)         2,494
                                                                         --------        --------      ---------
Net cash (used in) provided by investing activities.................      (94,948)          2,653       (240,854)
                                                                         --------        --------      ---------
Cash flows from financing activities:
  Proceeds from (repayments) of long-term debt, net.................      222,715          (1,069)       412,029
  Net proceeds from redeemable preferred stock......................           --              --        168,138
  Net proceeds from equity transactions.............................       11,259           6,295        104,781
  Proceeds from equipment lease financing...........................        6,998           8,345          9,912
  Payment of capital lease obligations..............................         (471)         (2,264)        (3,740)
  Other, net........................................................         (898)         (1,010)          (316)
                                                                         --------        --------      ---------
Net cash provided by financing activities...........................      239,603          10,297        690,804
                                                                         --------        --------      ---------
Net increase (decrease) in cash and cash equivalents................      135,114         (42,347)       306,918
Cash and cash equivalents at beginning of period....................        2,874         137,988         95,641
                                                                         --------        --------      ---------
Cash and cash equivalents at end of period..........................      137,988          95,641        402,559
Short-term investments at end of period.............................       73,595          26,997         16,903
                                                                         --------        --------      ---------
Cash, cash equivalents and short-term investments at end of
  period............................................................     $211,583        $122,638      $ 419,462
                                                                         --------        --------      ---------
                                                                         --------        --------      ---------

                 See Notes to Consolidated Financial Statements
                                      F-8

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the Company's merchandising subsidiary, WinStar Global Products, Inc. ("Global Products") and the Company's residential long distance subsidiary WinStar Gateway Network, Inc. ("Gateway") as discontinued operations (reference is made to Notes 20 and 24).

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

SHORT-TERM INVESTMENTS

     Short-term investments are widely diversified and principally consist of certificates of deposit and money market deposits, U.S. government or government agency securities, commercial paper rated "A-1/P-1" or higher, and municipal securities rated "A" or higher with an original maturity of greater than three months and less than six months. Short-term investments are considered held-to-maturity and are stated at amortized cost which approximates fair value. As of December 31, 1996 and 1997, cash, cash equivalents and short-term investments totaled $122.6 million and $419.5 million, respectively.

INVENTORIES

     Inventories are composed of film inventories that include direct and indirect production costs, which are amortized to expense in the proportion that revenue recognized during the year for each film bears to the estimated total revenue to be received from all sources under the individual film forecast method. Management's

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

BASIC AND DILUTED LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period. The adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" had no material impact on the presentation of loss per share for the periods presented. Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. (See Notes 13 and 14.)

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

NOTE 2--ACQUISITIONS

  ACQUISITIONS OF BUSINESSES

MILLIWAVE LIMITED PARTNERSHIP

     On January 2, 1997, a subsidiary of the Company merged with the corporate shareholders of Milliwave Limited Partnership ("Milliwave"), a large holder of 38 GHz licenses in the United States, covering 160 million people in more than 80 major markets. The merger consideration paid by the Company to the shareholders of the corporate partners of Milliwave was $116.0 million ($40.7 million in cash and 3.6 million shares of the Company's common stock, which had an aggregate market value of $75.0 million). The merger was treated as a "purchase" for accounting purposes with the purchase price principally allocated to licenses. In addition, approximately $26.5 million of deferred tax liabilities were recorded in connection with the acquisition, with a corresponding allocation to licenses, which will be amortized on a straight-line basis over 40 years. Milliwave had minimal operations prior to its merger into the Company. The accounts of Milliwave have been consolidated into the Company's financial statements as of the date of acquisition.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 2--ACQUISITIONS--(CONTINUED)

     Unaudited pro forma results of operations (in thousands, except per share data), which reflect the combined operations of the Company and Milliwave as if the merger occurred as of January 1, 1996, are as follows:

                                                        FOR THE YEAR
                                                      ENDED DECEMBER 31,
                                                            1996
                                                      ------------------
Operating Revenues................................       $   17,649
Net Loss..........................................       $  (91,898)
Net Loss Per Share................................       $    (2.92)

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 2--ACQUISITIONS--(CONTINUED)

  ACQUISITION OF ASSETS

     In October 1997, a subsidiary of the Company purchased certain telecommunication assets from US ONE Communications Corp., US ONE Communications Services, Corp. and US ONE Communications of New York, Inc. (collectively, the "Sellers") which were entities in bankruptcy under chapter 11 of the United States Bankruptcy code. The aggregate purchase price was approximately $81.3 million, of which approximately $61.3 million was paid in cash at the closing and $20.0 million is payable by WinStar in cash and/or shares of the common stock of WinStar, at WinStar's discretion, on the effective date of the Sellers confirmed plan of reorganization. Included in fixed assets are certain equipment which the Company plans to sell within the near term.

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

  ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

GOODNET

     On January 12, 1998, pursuant to an agreement between the Company and Telesoft Corp., the Company acquired Telesoft's Internet services subsidiary, ("GoodNet"), for a purchase price of approximately $22.0 million, consisting of $3.5 million cash and 732,784 shares of common stock of the Company valued at $18.5 million. GoodNet is a national provider of Internet services, offering high-capacity data communication services.

MIDCOM COMMUNICATIONS, INC.

     Effective January 21, 1998 (the "Closing Date"), pursuant to an agreement between the Company and Midcom Communications Inc. and its subsidiaries (collectively, "Midcom"), the Company acquired substantially all of Midcom's assets and businesses for a purchase price of approximately $92.0 million in cash. On December 23, 1997, $9.2 million of the purchase price was placed in escrow. On the Closing Date, $48.5 million of the purchase price was paid in cash to Midcom and its designees and $10.8 million of the purchase price was placed in escrow along with the initial deposit of $9.2 million to secure Midcom's obligations to indemnify the Company in certain circumstances. In addition, $23.5 million of the purchase price was placed in escrow on the Closing Date to secure Midcom's obligation to refund a portion of the purchase price in the event of a post-closing adjustment of the purchase price under the purchase agreement. Midcom is an entity in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

     Midcom is a provider of long distance voice and data telecommunications services primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

NOTE 3--INVESTMENTS IN MARKETABLE EQUITY SECURITIES

     The Company treats its investments in marketable securities as available for sale securities. As such, they are carried at market value, with the difference between the historical cost (which is determined on a FIFO basis)

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 3--INVESTMENTS IN MARKETABLE EQUITY SECURITIES--(CONTINUED)

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

NOTE 5--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                         DECEMBER 31,    DECEMBER 31,       ESTIMATED
                                                            1996            1997           USEFUL LIFE
                                                         ------------    ------------   ------------------
                                                                (IN THOUSANDS)
Telecommunications equipment
  and software........................................     $ 55,368        $290,266     5 to 10 years
Furniture, fixtures and other.........................        2,947          12,090     4 to 5 years
Leasehold improvements................................        4,678          22,940     Lesser of life of
                                                                                        the lease or life
                                                                                        of the asset
                                                           --------        --------
                                                             62,993         325,296
Less accumulated depreciation
  and amortization....................................       (3,010)        (40,461)
                                                           --------        --------
                                                           $ 59,983        $284,835
                                                           --------        --------
                                                           --------        --------

NOTE 6--INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                         DECEMBER 31,    DECEMBER 31,       ESTIMATED
                                                            1996            1997           USEFUL LIFE
                                                         ------------    ------------   ------------------
                                                                (IN THOUSANDS)
Goodwill..............................................     $ 11,430        $ 15,569     5 to 20 years
Covenants not to compete and other....................           15               4     5 to 10 years
                                                           --------        --------
                                                             11,445          15,573
Less accumulated amortization.........................         (396)         (1,280)
                                                           --------        --------
                                                           $ 11,049        $ 14,293
                                                           --------        --------
                                                           --------        --------

     Licenses, which are subject to renewal through February 2001, are amortized over a 40-year period, in accordance with industry practice. As of December 31, 1996 and 1997, the value of licenses was $27.4 million and $174.8 million, net of accumulated amortization of $820,000 and $4.9 million, respectively.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 7--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                 DECEMBER 31,        DECEMBER 31,
                                                                                     1996                1997
                                                                              -----------------   -----------------
                                                                                         (IN THOUSANDS)
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC.......................      $      --           $ 200,000
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC II....................             --              50,000
14% Senior Discount Notes Due 2005..........................................        176,328             201,843
14 1/2% Senior Deferred Interest Notes Due 2005.............................             --             111,691
15% Senior Subordinated Deferred Interest Notes Due 2007....................             --             103,542
14% Convertible Senior Subordinated Discount Notes
  Due 2005..................................................................         88,164             100,922
Other Notes Payable.........................................................         19,125                 857
                                                                                  ---------           ---------
  Total.....................................................................        283,617             768,855
Less Current Portion........................................................         18,456                 386
                                                                                  ---------           ---------
Total Long Term Debt........................................................      $ 265,161           $ 768,469
                                                                                  ---------           ---------
                                                                                  ---------           ---------

1995 DEBT PLACEMENT

     In October 1995, the Company completed a $225.0 million private placement of debt securities with institutional investors (the "1995 Debt Placement"). The transaction was structured as a units offering with two components, $150.0 million of Senior Discount Notes Due 2005 (the "Senior Discount Notes"), and $75 million of Convertible Senior Subordinated Discount Notes Due 2005 (the "1995 Convertible Notes"), convertible at $20.625 (subject to adjustment), a 10% premium over the closing price on October 18, 1995, the day of pricing. Both securities accrue interest at 14% per annum, with no interest payable during the first five years, and principal payable only at maturity in October 2005. Commencing April, 2001, both securities require the payment of interest only, in cash, until maturity. In addition, the 1995 Convertible Notes, including accretion thereon, will be automatically converted during the initial five-year period if the market price of the Company's common stock exceeds certain levels for thirty consecutive trading days, ranging from $37.50 per share in the first year to $44.00 per share in the fifth year.

     In accordance with the terms of the 1995 Debt Placement, the Company consummated an exchange offer in 1996 with respect to the Senior Discount Notes, whereby these notes were exchanged for new notes which were identical in every respect to the original Senior Discount Notes except that the new notes were registered under the Securities Act of 1933.

1997 DEBT PLACEMENTS

     In March 1997, the Company and WinStar Equipment Corp. ("WEC") issued an aggregate of $300.0 million of notes in the March 1997 Debt Placement, consisting of (i) $100.0 million of the 1997 Senior Deferred Interest Notes Due 2005 (the "1997 Senior Notes"), ranking pari passu with the 1995 Senior Discount Notes, and (ii) $200.0 million of 1997 Guaranteed Senior Secured Notes Due 2004 (the "WEC Notes"). The Company also obtained a $150.0 million facility ("Facility") from affiliates of certain of the initial purchasers of the Notes. In August 1997, WinStar Equipment II Corp. ("WEC II") issued, pursuant to the Facility, $50.0 million of 1997 Guaranteed Senior Secured Notes Due 2004 (the "WEC II Notes") and in October 1997, the Company utilized the remaining $100.0 million available under the Facility, issuing an aggregate of $100.0 million principal amount of 1997 Senior Subordinated Deferred Interest Notes Due 2007 (the "October 1997 Notes").

     The obligations of WEC and WEC II under the WEC Notes and the WEC II Notes are unconditionally guaranteed by the Company and are secured by a security interest in the equipment and other property purchased by WEC and WEC II, as the case may be, with the proceeds thereof.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 7--LONG-TERM DEBT--(CONTINUED)

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 7--LONG-TERM DEBT--(CONTINUED)

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

     Maturities of long-term debt at December 31, 1997, are as follows:

                                                  (IN THOUSANDS)
                                                  --------------
1998..........................................      $    386
1999..........................................           277
2000..........................................           194
2001..........................................            --
2002..........................................            --
Thereafter....................................       767,998
                                                    --------
                                                    $768,855
                                                    --------
                                                    --------

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

     Estimated fair values of the Company's Long Term Notes Payable, Convertible Notes Payable, and Exchangeable Redeemable Preferred Stock which were calculated based upon quoted market prices, are as follows:

                                                                            DECEMBER 31, 1996        DECEMBER 31, 1997
                                                                          ---------------------    ---------------------
                                                                          CARRYING                 CARRYING
                                                                           AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                                          --------   ----------    --------   ----------
                                                                                          (IN THOUSANDS)
14% Senior Discount Notes Due 2005......................................  $176,328    $179,455     $201,843    $233,144
14% Convertible Senior Subordinated Discount Notes Due 2005.............  $88,164     $ 94,141     $100,922    $216,228
14 1/2% Senior Deferred Interest Notes Due 2005.........................       --           --     $111,691    $132,000
15% Senior Subordinated Deferred Interest Notes Due 2007 ...............       --           --     $103,542    $122,500
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC...................       --           --     $200,000    $224,500
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC II ...............       --           --     $ 50,000    $ 55,750
14 1/4% Series C Senior Cumulative Exchangeable Redeemable Preferred
  Stock ................................................................       --           --     $175,553    $177,675

NOTE 9--CAPITAL LEASE OBLIGATIONS

     The Company leases telecommunications and other equipment through various equipment lease financing facilities. Such leases have been accounted for as capital leases.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 9--CAPITAL LEASE OBLIGATIONS--(CONTINUED)

     Future minimum lease payments on these capital leases are as follows:

YEAR ENDING DECEMBER 31,                                                         (IN THOUSANDS)
------------------------                                                         --------------
1998..........................................................................      $  9,554
1999..........................................................................         9,641
2000..........................................................................         8,283
2001..........................................................................         5,282
2002..........................................................................         1,834
Thereafter....................................................................           194
                                                                                    --------
Total payments................................................................        34,788
Less amount representing interest.............................................        (6,655)
                                                                                    --------
Present value of minimum lease payments.......................................      $ 28,133
                                                                                    --------
                                                                                    --------

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

     Future minimum lease payments on noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31,                                                         (IN THOUSANDS)
------------------------                                                         --------------
1998..........................................................................      $ 13,600
1999..........................................................................        13,400
2000..........................................................................        13,000
2001..........................................................................        12,600
2002..........................................................................        12,400
Thereafter....................................................................        80,500
                                                                                    --------
                                                                                    $145,500
                                                                                    --------
                                                                                    --------

     Rent expense for the ten month period ended December 31, 1995 and the years ended December 31, 1996 and 1997 were $1.0 million, $3.6 million and $11.6 million, respectively.

B. EMPLOYMENT CONTRACTS

     Amounts due under employment contracts are as follows:

YEAR ENDING DECEMBER 31,                                                         (IN THOUSANDS)
------------------------                                                         --------------
1998..........................................................................       $2,485
1999..........................................................................        1,728
2000..........................................................................          479
                                                                                     ------
                                                                                     $4,692
                                                                                     ------
                                                                                     ------

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 10--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

C. LITIGATION

     The Company's residential long distance subsidiary, Gateway, which is treated as a discontinued operation in the accompanying financial statements (reference is made to Note 24), occasionally receives inquiries from state authorities arising with respect to consumer complaints concerning the provision of telecommunications services, including allegations of unauthorized switching of long distance carriers and misleading marketing. The Company believes such inquiries are common in the long distance industry and addresses such inquiries in the ordinary course of business. In December 1996, the Federal Communications Commission ("FCC") and Gateway entered into a consent decree which terminated an inquiry by the FCC into any alleged violations of unauthorized carrier conversions through the use of contest programs by certain of Gateway's agents. The FCC cited Gateway's efforts in identifying the problems caused by these agents and its proactive response in implementing self-directed remedial actions on its own as significant factors leading to the consent decree in lieu of initiating a formal investigation. The Company entered into assurances of voluntary compliance with the attorneys general of a number of states and has also initiated negotiations with other state authorities to resolve any claims by such authorities arising from the contest programs. The Company does not believe that the resolution of these issues will have a material adverse effect on the Company, its financial condition, or its results of operations.

     In June 1996, the Company commenced an action for declaratory judgment against a former officer of Gateway, who had notified the Company of his belief that he was entitled to the issuance of certain shares of common stock of the Company (or payment of the cash value thereof) under the terms of stock options granted to him during his employment with Gateway. He has based his beliefs on standard antidilution language contained in his stock option agreement. Such language was designed and intended to adjust the number of shares purchasable thereunder in the event of a merger, capital restructuring or other similar event of the Company. As WinStar Communications, Inc. has never been subject to a merger or capital restructuring, the former officer was immediately notified of the Company's belief that his claim was without merit in law or fact. To expedite resolution of these issues, the Company currently is seeking declaratory judgment that it has no obligation to the former officer.

     In January 1998, a stockholder suit, purported to be a class action, was commenced against the Company, its directors (and certain former directors) and one non-director officer in the Delaware Chancery Court seeking among other things, to invalidate certain portions of the Company's Stockholder Rights Plan, adopted in July 1997 (the "Rights Plan") (see Note 12), and to recover unspecified damages and attorneys' fees. The complaint alleges that certain provisions of the Rights Plan, particularly the so-called "Continuing Directors" provision, are not permitted under the Delaware General Corporation Law and the Company's Certificate of Incorporation. The Company believes strongly that these allegations are without merit and that the Rights Plan was properly adopted and is valid in its entirety. The Company is reviewing its available alternatives with regard to responding to this action.

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 11--INCOME TAXES

     SFAS No. 109 requires the use of the liability method in accounting for income taxes. Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,         DECEMBER 31,
                                                                 1996                 1997
                                                              ------------         ------------
                                                                       (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward..........................    $   48,218           $  134,550
  Deferred interest expense................................        10,417               21,636
  Allowance for doubtful accounts..........................           433                1,140
  Deferred compensation....................................            --                  748
  Other....................................................           961                2,291
                                                               ----------           ----------
  Gross deferred tax assets................................        60,029              160,365
  Valuation allowance......................................       (58,586)            (119,874)
                                                               ----------           ----------
  Deferred tax asset net of allowance......................         1,443               40,491
                                                               ----------           ----------
Deferred tax liabilities:
  Depreciation.............................................        (1,354)              (5,998)
  Amortization.............................................           (89)             (58,493)
                                                               ----------           ----------
  Gross deferred tax liabilities...........................        (1,443)             (64,491)
                                                               ----------           ----------
Net deferred tax asset (liability).........................    $       --           $  (24,000)
                                                               ----------           ----------
                                                               ----------           ----------

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

PREFERRED STOCK

     The authorized capital stock of the Company includes 15 million shares of "Blank Check" preferred stock, which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

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

RIGHTS TO PURCHASE SERIES B PREFERRED STOCK

     Under a Rights Agreement dated as of July 2, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, which was adopted by the Board of Directors of the Company on July 2, 1997, holders of Common Stock of the Company received, as a dividend, preferred stock purchase rights (the "Rights") at the rate of one Right for each share of Common Stock held as of the close of business on July 14, 1997. One Right will also attach to each share of Common Stock issued thereafter. Currently the Rights are not separate from the Common Stock and are not exercisable, and the Rights will only separate from the Common Stock and become exercisable if a person or group acquires 10% or more of the Company's outstanding Common Stock (an "Acquiring Person") or launches a tender or exchange offer that would result in ownership of 10% or more the Company's outstanding common Stock. Each Right that is not owned by an Acquiring Person entitles the holder of the right to buy one one-thousandth of one share (a "Unit") of Series B Preferred Stock which will be issued by the Company. If any person becomes an Acquiring Person, or if an Acquiring Person engages in certain transactions involving conflicts of interest or in a business combination in which the Company's Common Stock remains outstanding, then the Rights Plan provides that each Right, other than any Right held by the Acquiring Person, entitles the holder to purchase, for $70, Units with a market value of $140. However, if the Company is involved in a business combination in which the Company itself is not the survivor, or if the Company sells 50% or more of its assets or earning power to another person, then the Rights Plan provides that each Right entitled the holder to purchase, for $70, shares of the common stock of the Acquiring Person's ultimate parent having a market value of $140.

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

NOTE 13--REDEEMABLE SERIES C PREFERRED STOCK

     On December 22, 1997, the Company issued 175,000 shares of Series C Senior Cumulative Exchangeable Preferred Stock Due 2007 ("Series C Exchangeable Preferred Stock"), for gross proceeds of $175.0 million. The Company agreed to exchange the preferred stock for new preferred stock identical in every respect except that it would be registered under the Securities Act of 1933. During February 1998, the new preferred stock was registered.

     Each share of Series C Exchangeable Preferred Stock has a liquidation preference of $1,000 ("Liquidation Preference"). Dividends on the Series C Exchangeable Preferred Stock accrue from December 22, 1997 at the rate per share of 14 1/4% of the Accumulated Amount (as defined) per annum, compounded semiannually on each June 15 and December 15, but will not be payable in cash, except as set forth in the next sentence. Commencing on the first June 15 or December 15 (each a "Dividend Payment Date") which is at least six months after the later of December 15, 2002, and the Specified Debt Satisfaction Date (as defined) (the "Cash Payment Date"), dividends on the Series C Exchangeable Preferred Stock will be payable in cash as a rate per annum equal to 14 1/4% of the Accumulated Amount as of the Dividend Payment Date preceding such date. In the event that the Specified Debt Satisfaction Date shall not have occurred before December 15, 2002, the rate otherwise applicable to the Series C Exchangeable Preferred Stock shall be increased by 150 basis points from December 15, 2002, until the Dividend Payment Date falling on or after the Specified Debt Satisfaction Date. As of December 31, 1997 dividends totaling approximately $553,000 have been accrued.

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

     On any scheduled Dividend Payment Date following the Specified Debt Satisfaction Date, the Company may, at is option, exchange all but not less than all of the share of Series C Exchangeable Preferred Stock then outstanding for 14 1/4% Senior Subordinated Deferred Interest Notes Due 2007 ("Exchange Debentures") in an aggregate Accumulated Amount equal to the aggregate Accumulated Amount of the shares of Series C Exchangeable Preferred Stock outstanding at the time of such exchange, plus accumulated and unpaid dividends to the date of exchange. The issuance of the Exchange Debentures upon each exchange will be registered under the Securities Act pursuant to a Registration Statement. Until the Cash Payment Date, interest on the outstanding Exchange Debentures if any, will accrue at a rate of 14 1/4% of the Accumulated Amount per annum and will be compounded semiannually on each June 15 and December 15 (each an "Interest Payment Date") but will not be

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 13--REDEEMABLE SERIES C PREFERRED STOCK--(CONTINUED)

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

NOTE 14--STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     The Company has three stock option plans, the 1990 Plan, the 1992 Performance Equity Plan ("1992 Plan"), and the 1995 Performance Equity Plan ("1995 Plan"). The 1990 Plan is a non-qualified common stock incentive plan, as amended, pursuant to which options to purchase an aggregate of 150,000 shares of common stock may be granted to key employees of the Company as selected by the Board of Directors. The exercise price for shares covered by options granted pursuant to this plan will not be less than the fair market value of the shares on the date of the grant. The 1992 Plan authorizes the granting of awards up to
1.5 million shares of common stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The plan provides for automatic issuance of 10,000 stock options annually to each director on January 13, at the fair market value at that date, subject to availability. The 1995 Plan authorizes the granting of awards of up to 7.5 million shares of the Company's common stock to the Company's key employees, officers, directors and consultants. The 1995 Plan is similar to the 1992 Plan, except that the 1995 Plan does not provide for annual automatic annual director grants. The Company has also granted options to certain individuals outside the three plans. The options are exercisable over a period ranging from immediately to five years, depending on option terms.

     The following table summarizes option activity for the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997:

                                                                                         WEIGHTED AVERAGE
                                                               NUMBER OF OPTIONS         EXERCISE PRICE
                                                               -----------------         ----------------
                                                                (IN THOUSANDS)
Balance, February 28, 1995..................................          6,149                   $ 3.85
  Granted...................................................          3,896                   $ 9.13
  Exercised.................................................         (2,092)                  $ 2.35
  Canceled..................................................           (708)                  $ 3.21
                                                                    -------
Balance, December 31, 1995..................................          7,245                   $ 6.90
  Granted...................................................          4,057                   $18.55
  Exercised.................................................           (921)                  $ 6.00
  Canceled..................................................           (669)                  $12.72
                                                                    -------
Balance, December 31, 1996..................................          9,712                   $11.43
  Granted...................................................          3,905                   $15.62
  Exercised.................................................         (1,214)                  $ 7.14
  Canceled..................................................           (752)                  $16.18
                                                                    -------
Balance, December 31, 1997..................................         11,651                   $13.27
                                                                    -------
                                                                    -------

     As of December 31, 1997, options outstanding for 5.2 million shares were exercisable at prices ranging from $1.50 to $31.13, and the weighted remaining contractual life was 4.9 years.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 14--STOCK OPTIONS AND STOCK PURCHASE WARRANTS--(CONTINUED)

     The following table summarizes option data as of December 31, 1997:

                                                 NUMBER                                           NUMBER
                                               OUTSTANDING      WEIGHTED          WEIGHTED      EXERCISABLE       WEIGHTED
                                                  AS OF          AVERAGE           AVERAGE         AS OF           AVERAGE
                  RANGE OF                      12/31/97        REMAINING         EXERCISE        12/31/97        EXERCISE
              EXERCISE PRICES                (IN THOUSANDS)  CONTRACTUAL LIFE      PRICE       (IN THOUSANDS)      PRICE
              ---------------                --------------  ----------------  --------------  --------------  --------------
               $ 1.50-$ 7.00                      2,541            2.83            $ 4.75           2,490          $ 4.72
               $ 7.31-$12.00                      2,759            5.46            $ 9.88             950          $ 8.14
               $12.13-$16.81                      2,481            5.21            $15.15             721          $15.02
               $16.88-$20.38                      2,571            5.95            $18.33             663          $18.40
               $20.38-$31.13                      1,299            5.17            $23.55             384          $22.24
                                                 ------                                            ------
               $ 1.50-$31.13                     11,651            4.91            $13.27           5,208          $ 9.81
                                                 ------                                            ------
                                                 ------                                            ------

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

                                                                1995           1996           1997
                                                              ---------      ---------      ---------
Dividend Yield...........................................            0%             0%             0%
Risk-Free Interest Rate..................................          6.0%           6.0%           6.0%
Expected Life after Vesting Period
  Directors and Officers.................................     2.0 Years      2.0 Years      2.0 Years
  Others.................................................     0.5 Years      0.5 Years      0.5 Years
Expected Volatility......................................        66.88%         66.88%         66.88%

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 14--STOCK OPTIONS AND STOCK PURCHASE WARRANTS--(CONTINUED)

     Warrants to purchase the Company's common stock were issued as follows (warrants in thousands):

                                  TEN MONTHS ENDED               YEAR ENDED                  YEAR ENDED
                                 DECEMBER 31,  1995           DECEMBER 31, 1996           DECEMBER 31, 1997
                              -------------------------   -------------------------   -------------------------
                              WARRANTS    PRICE/SHARE     WARRANTS    PRICE/SHARE     WARRANTS    PRICE/SHARE
                              --------   --------------   --------   --------------   --------   --------------
Beginning Balance...........    --             --          400       $12.00-$13.00        400    $12.00-$13.00
Warrants
  Issued....................   400       $12.00-$13.00      --             --           1,600    $   25.00
Warrants Exercised..........    --             --           --             --              --          --
Warrants
  Expired...................    --             --           --             --              --          --
                                ----                        ----                       ------
Ending
  Balance...................   400       $12.00-$13.00     400       $12.00-$13.00      2,000    $12.00-$25.00
                                ----                        ----                       ------
                                ----                        ----                       ------

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

NOTE 18--BUSINESS SEGMENTS

     The Company's continuing business segments are telecommunications and information services. The following table is a summary of the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997:

                                                                                  Total
                                                   Telecommuni-                 Continuing               Consolidated  Discontinued
                                                     cations      Information    Business     General    Continuing    Operation--
                                                    Services      Services       Segments    Corporate   Operations    Merchandising
                                                   ------------   -----------   ----------   ---------   ------------  -------------
                                                                                    (In Thousands)
FOR THE TEN MONTHS ENDED
 DECEMBER 31, 1995

 Net Revenues....................................   $      130      $ 2,648     $    2,778   $      --    $    2,778

 Operating income (loss).........................   $   (4,456)     $   217     $   (4,239)  $  (3,861)   $   (8,100)     $   237

 EBITDA..........................................   $   (4,019)     $   241     $   (3,778)  $  (3,758)   $   (7,536)

 Depreciation and amortization...................   $      436      $    24     $      460   $     104    $      564

 Capital expenditures............................   $    6,989      $    14     $    7,003   $     651    $    7,654

Identifiable assets at December 31, 1995.........   $   26,564      $20,195     $   46,759   $ 217,711    $  264,470      $ 3,321

FOR THE YEAR ENDED DECEMBER 31, 1996

 Net Revenues....................................   $    4,487      $14,650     $   19,137   $      --    $   19,137

 Operating loss..................................   $  (40,731)     $(1,409)    $  (42,140)  $ (11,373)   $  (53,513)     $(1,010)

 EBITDA..........................................   $  (39,063)     $  (890)    $  (39,953)  $  (9,796)   $  (49,749)

 Depreciation and amortization...................   $    3,093      $   469     $    3,562   $     202    $    3,764

 Capital expenditures............................   $   45,441      $   701     $   46,142   $     509    $   46,651

Identifiable assets at December 31, 1996.........   $   94,065      $30,133     $  124,198   $ 143,462    $  267,660      $ 3,814

FOR THE YEAR ENDED DECEMBER 31, 1997

 Net Revenues....................................   $   29,796      $41,354     $   71,150          --    $   71,150

 Operating loss..................................   $ (147,134)     $(4,092)    $ (151,226)  $ (27,312)   $ (178,538)     $(6,477)

 EBITDA..........................................   $ (123,728)     $(2,786)    $ (126,514)  $ (26,922)   $ (153,436)

 Depreciation and amortization...................   $   23,405      $ 1,306     $   24,711   $     391    $   25,102

 Capital expenditures............................   $  219,875      $   612     $  220,487   $   1,709    $  222,196

Identifiable assets at December 31, 1997.........   $  394,002      $30,376     $  424,378   $ 548,311    $  972,689      $ 2,105

                                                   Discontinued
                                                   Operation--
                                                   Residential
                                                   Long Distance
                                                   -------------
FOR THE TEN MONTHS ENDED
 DECEMBER 31, 1995

 Net Revenues....................................

 Operating income (loss).........................    $  (2,832)

 EBITDA..........................................

 Depreciation and amortization...................

 Capital expenditures............................

Identifiable assets at December 31, 1995.........    $   1,173

FOR THE YEAR ENDED DECEMBER 31, 1996

 Net Revenues....................................

 Operating loss..................................    $  (2,967)

 EBITDA..........................................

 Depreciation and amortization...................

 Capital expenditures............................

Identifiable assets at December 31, 1996.........    $   1,538

FOR THE YEAR ENDED DECEMBER 31, 1997

 Net Revenues....................................

 Operating loss..................................    $  (9,508)

 EBITDA..........................................

 Depreciation and amortization...................

 Capital expenditures............................

Identifiable assets at December 31, 1997.........    $    (960)

------------------

EBITDA represents losses before interest, income taxes, depreciation and amortization, other income (expense) and discontinued operations.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly financial data for 1996 and 1997 for the Company is as follows:

                                                                   QUARTER ENDED 1996 (UNAUDITED)
                                                      ---------------------------------------------------------
                                                      MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                      ---------     ---------     ------------     ------------
                                                                           (IN THOUSANDS)
Operating revenues
  Telecommunications services......................   $      73     $     284      $    1,875       $    2,255
  Information services.............................         771         2,652           4,056            7,171
                                                      ---------     ---------      ----------       ----------
Total operating revenues...........................         844         2,936           5,931            9,426
                                                      ---------     ---------      ----------       ----------
Operating expenses
  Cost of services and products....................       1,286         4,088           5,868           10,147
  Selling, general and administrative
     expenses......................................       4,744         9,819          12,208           20,726
  Depreciation and amortization....................         333           509             969            1,953
                                                      ---------     ---------      ----------       ----------
     Total operating expenses......................       6,363        14,416          19,045           32,826
                                                      ---------     ---------      ----------       ----------
Operating loss.....................................      (5,519)      (11,480)        (13,114)         (23,400)
Other (expense) income
  Interest expense.................................      (8,643)       (9,007)         (9,045)         (10,053)
  Interest income..................................       3,108         2,664           2,570            2,173
                                                      ---------     ---------      ----------       ----------
Loss from continuing operations....................     (11,054)      (17,823)        (19,589)         (31,280)
Income (loss) from discontinued operations.........         355          (293)         (1,623)          (2,416)
                                                      ---------     ---------      ----------       ----------
Net loss...........................................   $ (10,699)    $ (18,116)     $  (21,212)      $  (33,696)
                                                      ---------     ---------      ----------       ----------
                                                      ---------     ---------      ----------       ----------
Basic and diluted income (loss) per share:
From continuing operations.........................   $   (0.40)    $   (0.64)     $    (0.69)      $    (1.10)
From discontinued operations.......................        0.01         (0.01)          (0.06)           (0.08)
                                                      ---------     ---------      ----------       ----------
Net loss per share.................................   $   (0.39)    $   (0.65)     $    (0.75)      $    (1.18)
                                                      ---------     ---------      ----------       ----------
                                                      ---------     ---------      ----------       ----------

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--(CONTINUED)

                                                                   QUARTER ENDED 1997 (UNAUDITED)
                                                      ---------------------------------------------------------
                                                      MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                      ---------     ---------     ------------     ------------
                                                                           (IN THOUSANDS)
Operating revenues
  Telecommunications services......................   $   4,455     $   5,326      $    7,429       $   12,586
  Information services.............................       6,014         8,662          11,017           15,661
                                                      ---------     ---------      ----------       ----------
Total operating revenues...........................      10,469        13,988          18,446           28,247
                                                      ---------     ---------      ----------       ----------
Operating expenses
  Cost of services and products....................      11,210        14,165          18,407           30,116
  Selling, general and administrative expenses.....      28,068        37,555          39,862           45,203
  Depreciation and amortization....................       3,227         4,622           6,802           10,451
                                                      ---------     ---------      ----------       ----------
Total operating expenses...........................      42,505        56,342          65,071           85,770
                                                      ---------     ---------      ----------       ----------
Operating loss.....................................     (32,036)      (42,354)        (46,625)         (57,523)
Other (expense) income
  Interest expense.................................     (10,798)      (20,194)        (22,082)         (24,183)
  Interest income..................................       2,235         5,090           3,727            6,525
  Other income.....................................          --            --           2,219               --
                                                      ---------     ---------      ----------       ----------
Loss from continuing operations before income tax
  benefit..........................................     (40,599)      (57,458)        (62,761)         (75,181)
Income tax benefit.................................          --            --              --            2,500
                                                      ---------     ---------      ----------       ----------
Loss from continuing operations....................     (40,599)      (57,458)        (62,761)         (72,681)
Loss from discontinued operations..................      (1,377)       (1,338)         (2,522)         (10,748)
                                                      ---------     ---------      ----------       ----------
Net loss...........................................   $ (41,976)    $ (58,796)     $  (65,283)      $  (83,429)
                                                      ---------     ---------      ----------       ----------
                                                      ---------     ---------      ----------       ----------
Basic and diluted loss per share:
From continuing operations.........................   $   (1.25)    $   (1.81)     $    (1.94)      $    (2.18)
From discontinued operations.......................       (0.04)        (0.04)          (0.07)           (0.32)
                                                      ---------     ---------      ----------       ----------
Net loss per share.................................   $   (1.29)    $   (1.85)     $    (2.01)      $    (2.50)
                                                      ---------     ---------      ----------       ----------
                                                      ---------     ---------      ----------       ----------

     The financial data presented above reflects certain reclassifications from the amounts presented in the Company's filings on form 10-Q for the periods ending March 31, June 30 and September 30, 1996. The reclassifications principally relate to the breakout of revenues by operating segment and the reclassification of certain telecommunication network costs from the selling, general and administrative caption to the cost of services and products caption. In addition, the financial data presented above has been restated to reflect the operations of Global Products and Gateway as discontinued operations.

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 20--DISCONTINUED OPERATION--WINSTAR GLOBAL PRODUCTS, INC.--(CONTINUED)

     Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                                            FOR THE TEN      FOR THE YEAR          FOR THE YEAR
                                                            MONTHS ENDED        ENDED                  ENDED
                                                            DECEMBER 31,     DECEMBER 31,          DECEMBER 31,
                                                               1995              1996                  1997
                                                            ------------     -------------         -------------
Operating revenues.......................................     $ 13,986            $19,429              $  15,665
                                                              --------            -------              ---------
Cost of services and products............................        8,833             13,903                 17,534
Selling, general & administrative........................        4,289              5,323                  8,393
Depreciation and amortization............................          183                245                    464
                                                              --------            -------              ---------
Total operating expenses.................................       13,305             19,471                 26,391
                                                              --------            -------              ---------
Operating income (loss)..................................          681                (42)               (10,726)
Interest expense, net....................................         (444)              (968)                  (854)
                                                              --------            -------              ---------
Net income (loss)........................................     $    237            $(1,010)             $ (11,580)
                                                              --------            -------              ---------
                                                              --------            -------              ---------


                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                 1996                  1997
                                                                             ------------          ------------

Assets:
Accounts receivable, net................................................          $ 4,499              $   4,383
Inventories.............................................................            8,606                  4,663
Other assets............................................................            2,143                  1,268
                                                                                  -------              ---------
  Total assets..........................................................           15,248                 10,314
                                                                                  -------              ---------

Liabilities:
Current liabilities.....................................................            3,102                  3,570
Other liabilities.......................................................            8,332                  9,951
                                                                                  -------              ---------
  Total liabilities.....................................................           11,434                 13,521
                                                                                  -------              ---------
  Net assets (deficit)..................................................          $ 3,814              $  (3,207)
                                                                                  -------              ---------
                                                                                  -------              ---------

     Subsequent to March 31, 1997, the Company reduced the carrying amount of its investment to $2,105,000 and recorded an additional estimated loss on disposal of $6,000,000.

NOTE 21-- CONDENSED FINANCIAL INFORMATION OF WINSTAR EQUIPMENT CORP. AND WINSTAR EQUIPMENT II CORP.

     The Company's wholly-owned subsidiaries, WEC and WEC II, each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property ("Designated Equipment"), received $200.0 million and $50.0 million in gross proceeds, respectively, from the issuance and sale of 12.5% Guaranteed Senior Secured Notes in placements of debt in March and August of 1997, respectively (see
Note 7). The use of the proceeds of the Guaranteed Senior Secured Notes are to be used to purchase designated equipment and, if such equipment is not purchased within a specified period, WEC and WEC II must apply unused proceeds thereof to redeem the WEC and WEC II Notes, respectively. Both the interest and principal of the WEC Notes are guaranteed by the Company.

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

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 21-- CONDENSED FINANCIAL INFORMATION OF WINSTAR EQUIPMENT CORP. AND WINSTAR EQUIPMENT II CORP.--(CONTINUED)

     Summary financial information of WEC and WEC II, which are included in the consolidated financial statements of the Company, are as follows (in thousands):

     Balance sheet information at December 31, 1997:

                                                                       WEC          WEC II
                                                                    ---------      --------
Current assets.................................................     $ 144,004      $ 48,394
Long-term assets...............................................        71,424         2,660
Current liabilities............................................       (25,601)       (2,432)
Long-term liabilities..........................................      (200,000)      (50,000)
                                                                    ---------      --------
Stockholders' deficit..........................................     $ (10,173)     $ (1,378)
                                                                    ---------      --------
                                                                    ---------      --------

     Statements of operations information for WEC for the period from its inception through December 31, 1997, and for WEC II for the period from its inception through December 31, 1997, are as follows (in thousands):

                                                                 WEC                  WEC II
                                                             PERIOD FROM           PERIOD FROM
                                                            MARCH 13, 1997         AUGUST 8, 1997
                                                            (INCEPTION) TO         (INCEPTION) TO
                                                            DECEMBER 31, 1997      DECEMBER 31, 1997
                                                            -----------------      -----------------
Rental revenues from other WinStar subsidiaries..........       $     854               $    --
Interest income from other WinStar subsidiaries..........           1,207                    --
Interest income--investments.............................           7,765                 1,105
Selling, general and administrative expenses.............          (1,470)                   --
Interest expense.........................................         (18,529)               (2,483)
                                                                ---------               -------
Net loss.................................................       $ (10,173)              $(1,378)
                                                                ---------               -------
                                                                ---------               -------

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

NOTE 23--NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The Company will implement SFAS 130 and SFAS 131 as required in 1998. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 24--SUBSEQUENT EVENTS

A. NOTES AND PREFERRED STOCK OFFERINGS (UNAUDITED)

     In March 1998 the Company issued an aggregate of $650.0 million of notes and preferred stock consisting of $200.0 million of 10% Senior Subordinated Notes Due 2008, $250.0 million of 11% Senior Subordinated Deferred Interest Notes Due 2008 and $200.0 million of Series D 7% Senior Cumulative Convertible Preferred Stock Due 2010.

B. DISCONTINUANCE OF RESIDENTIAL LONG DISTANCE BUSINESS

     In November 1998, a formal plan of disposal for Gateway, was approved by management of the Company, and it is anticipated that the disposal will be completed within the next twelve months. The Company expects to incur additional operating losses of approximately $4.2 million during the phase out of this business, as well as, a disposal loss of approximately $1.3 million. The disposal of Gateway has been accounted for as a discontinued operation and accordingly, its net assets have been segregated from the net assets of continuing operations in the accompanying consolidated balance sheets and its operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Information relating to the discontinued operations of Gateway is as follows (in thousands of dollars).

                                                                FOR THE
                                                               TEN MONTHS      FOR THE YEAR    FOR THE YEAR
                                                                 ENDED           ENDED           ENDED
                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  1995            1996            1997
                                                               ------------    ------------    ------------
Operating revenues..........................................     $ 13,007        $ 29,482        $  8,481
                                                                 --------        --------        --------
Cost of revenue.............................................        8,464          16,843           7,119
Selling, general & administrative...........................        6,912          14,869           6,271
Depreciation and amortization...............................          463             737           4,599
                                                                 --------        --------        --------
Total operating expenses....................................       15,839          32,449          17,989
                                                                 --------        --------        --------
Net loss....................................................     $ (2,832)       $ (2,967)       $ (9,508)
                                                                 --------        --------        --------
                                                                 --------        --------        --------

     Net assets of the discontinued operations of Gateway at December 31, 1996 and 1997 are composed of the following (in thousands of dollars):

                                                                            DECEMBER 31,          DECEMBER 31,
                                                                                1996                  1997
                                                                            -----------------     -----------------
Accounts receivable, net................................................         $ 2,676               $ 1,600
Other assets............................................................           4,639                   206
                                                                                 -------               -------
Total assets............................................................           7,315                 1,806

Current liabilities.....................................................           5,284                 2,335
Other liabilities.......................................................             493                   431
                                                                                 -------               -------
Total liabilities.......................................................           5,777                 2,766
                                                                                 -------               -------
Net assets (liabilities)................................................         $ 1,538               $  (960)
                                                                                 -------               -------
                                                                                 -------               -------

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
WinStar Communications, Inc.

In connection with our audit of the consolidated financial statements of WinStar Communications, Inc. and Subsidiaries referred to in our report dated
February 12, 1998, except for paragraph b of Note 24 as to which the date is November 5, 1998, which is included in this Annual Report on Form 10-K/A, we have also audited Schedule II for the ten months ended December 31, 1995 and the years ended December 31, 1996 and 1997.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
November 5, 1998

                 WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        COLUMN A                             COLUMN B       COLUMN C         COLUMN D           COLUMN E
---------------------------------------------------------   ----------    ------------    --------------     --------------
                                                                           ADDITIONS
                                                            BALANCE AT      CHARGED
                                                            BEGINNING     TO COSTS AND                       BALANCE AT END
                       DESCRIPTION                          OF PERIOD      EXPENSES         DEDUCTIONS        OF PERIOD
---------------------------------------------------------   ----------    ------------    --------------     --------------
Reserves deducted from assets to which they apply:
Year ended December 31, 1997
  Allowance for doubtful accounts(a).....................    $428,326      $3,963,612     $    1,578,247(b)    $2,813,691
                                                             --------      ----------     --------------       ----------
                                                             --------      ----------     --------------       ----------
Year ended December 31, 1996
  Allowance for doubtful accounts(a).....................    $  5,608      $  584,212     $      161,494(b)    $  428,326
                                                             --------      ----------     --------------       ----------
                                                             --------      ----------     --------------       ----------
Ten months ended December 31, 1995
  Allowance for doubtful accounts(a).....................    $     --      $   70,000     $       64,392(b)    $    5,608
                                                             --------      ----------     --------------       ----------
                                                             --------      ----------     --------------       ----------

------------------
(a) Deducted from accounts receivable (excludes amounts relating to discontinued operations)
(b) Uncollectible accounts receivable charged against allowance

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER       DESCRIPTION
-------       -----------
 23.1            --   Consent of Grant Thornton LLP to Incorporate Financial Statements included in this Report on
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