Form 10-K
period 1998-12-31
WINSTAR COMMUNICATIONS INC
filed 1999-03-31
CIK 868797

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------
                                   FORM 10-K

                                  (Mark One)
X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

                        Commission file number 1-10726

                         WINSTAR COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)


                  DELAWARE                                13-3585278
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.

                                230 Park Avenue
                           New York, New York 10169
                                (212) 584-4000
                  (Address, including zip code, and telephone
                 number, including area code, of registrant's
                         principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                  Rights to Purchase Series B Preferred Stock

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes  X   No ___
                           ---
                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
         Part III of this Form 10-K or any amendment to this Form 10-K.

                  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: As of March 25, 1999, the aggregate market value of such stock was approximately $1,539.2 million.

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 25, 1999, the number of shares of common stock outstanding was 46,661,356.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of stockholders scheduled to be held on July 1, 1999, which will be filed by the registrant within 120 days after the close of its fiscal year.

     ITEM 1.      BUSINESS

     General

              WinStar is a facilities-based provider of telecommunications services primarily to businesses in a growing number of major markets throughout the United States. Through our local broadband (i.e., high-capacity) networks, we offer our customers a variety of individual and bundled services, including local and long distance voice services, high-speed data transport, Internet access and other enhanced communications services. We also provide Internet-based information content and services, such as online business resources. We provide our services with a high degree of customer care and at competitive prices, which affords our customers an attractive alternative to the Incumbent Local Exchange Carrier ("ILECs") and other service providers. As of December 31, 1998, we had more than 319,000 installed lines serving over 15,000 business customers. We currently provide service in more than 30 major U.S. markets including Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, San Diego, San Francisco and Washington, D.C. Revenues from our core telecommunications services for the year ended December 31, 1998 were $141.5 million compared to $22.7 million for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our revenues and other financial results.

              In order to take advantage of the benefits derived from early market entry, we recently announced a plan to accelerate the growth of our business by expanding into 60 U.S. markets by the end of 2000, rather than the 40 U.S. markets previously announced. Additionally, we plan to expand internationally by entering up to 50 foreign markets with a capital efficient broadband data focus by the end of 2004. We intend to serve each of these markets primarily with our local broadband network and to interconnect these networks with our fiber network.

     The WinStar Broadband Network

              The Need for a Broadband Network Solution

              Local telephone service has historically been carried by the ILECs across their "legacy" networks. The portion of these legacy networks that ultimately connects to customer buildings, called the "last mile," is typically copper wire. The rapid growth of bandwidth-intensive communications services, such as Internet access and data transport, has created a shortage of capacity across the last mile. We believe that this shortage will become more acute as the use of bandwidth-intensive applications continues to grow.

              There are more than 750,000 commercial buildings in the United States. Only a very small percentage of these buildings have broadband connections. These broadband connections are typically made using fiber. Construction of last mile fiber connections has slowed substantially in the last few years as fiber-based carriers are determining that the extension of fiber to many of the buildings in any given local market may not be justifiable because of the significant cost and time required to deploy fiber. The overwhelming percentage of total construction costs for last mile fiber is attributable to labor, with only a small percentage of such total costs attributable to technology. Since labor costs tend to increase over time, we believe that it will become increasingly more expensive to connect the majority of commercial buildings with last mile fiber.

              Local Broadband Networks

              We believe our local broadband networks offer a solution to the increasing need for bandwidth to a larger addressable market than fiber or copper-based connections. We are able to bring broadband last mile connections to the substantial majority of buildings in each of our markets, and focus on those that do not have last mile fiber or which do not justify the cost of last mile fiber.

              An integral part of our local broadband networks is our Wireless Fiber sm service, which uses the 38 GHz, 28 GHz and other portions of the radio spectrum to carry voice, data and video transmissions. Our Wireless Fiber services can provide fiber-quality transmission at speeds more than 350 times faster than ISDN, the fastest service currently in general use on legacy networks.

--------
(Service Mark) Wireless Fiber is a service mark of WinStar.

              We believe that in order to effectively use wireless spectrum for the commercial provision of broadband communications services, a provider must have access to a large amount of spectrum in each of the markets where it operates. We hold licenses that provide us with the largest amount of 38 GHz radio spectrum in the country, as well as a large amount of 28 GHz spectrum and other various spectrum rights. Our spectrum holdings cover markets encompassing more than 200 million people and more than 80% of the business market in the United States.

              We use our Wireless Fiber service to establish connections between buildings in which our customers are located and our hub site buildings. Transmissions are carried between these locations using wireless connections between antennas placed on the roof of each building and then through the internal building telecommunications wire to the ultimate customer. Accordingly, securing building access rights is a crucial step in the construction or expansion of our local broadband networks. Currently, we have access rights to more than 4,200 buildings. We select hub site buildings to maximize the number of customer buildings which will have line of sight to the hub. Connections between our hub sites and our switching facilities are made using fiber or, in some instances, a second wireless link. Our switches seamlessly deliver voice, data and video traffic to customers directly connected to our network, the public switched telephone network or the Internet.

              Wireless Fiber. Our Wireless Fiber capacity is an integral component of our local broadband networks for the origination and termination of voice and data traffic and the interconnection of hub and switching sites. Each point-to-point Wireless Fiber link at 38 GHz currently provides up to eight T-1s of capacity (equivalent to 192 voice lines) or one DS-3 of capacity (equivalent to 672 voice lines). Our deployment of point-to-multipoint facilities will allow a Wireless Fiber link to support up to four DS3s of capacity (equivalent to approximately 2,700 voice lines). There have been significant increases in capacity over the last five years and we believe that there will be additional increases in the capacity of Wireless Fiber service over time as technology advances. Wireless Fiber service meets or exceeds general telephone industry standards and provides transmission quality equivalent to that produced by commercially deployed fiber facilities.

              Each 38 GHz Wireless Fiber path consists of paired antennas generally placed at a distance of less than three miles from one another within a direct, unobstructed line of sight. The antennas are approximately 12 to 15 inches in diameter and are typically installed on rooftops, towers or windows. Point-to-multipoint technology allows a single hub site antenna to be used to form multiple Wireless Fiber paths with antennas located on numerous customer buildings. Each of these hubs will typically be able to address all of the buildings in line of sight with that hub using as few as four hub site antennas.

              Significant features of Wireless Fiber services include: (1) digital millimeter wave transmissions having narrow beam width, reducing the potential for channel interference and allowing dense deployment and channel re-use; (2) a large amount of bandwidth in each channel, allowing for the simultaneous use of multiple voice and data applications; (3) a range of up to five miles between transmission links (although we generally maintain link distances of less than three miles or shorter distances in certain areas to meet our internally established performance standards); (4) performance engineered to provide up to 99.999% reliability, as tested; (5) transmission accuracy engineered to provide bit error rates of 10-13 (unfaded); and (6) relatively low installed cost for each pair of transceivers comprising a transmission link, with even lower costs allowed through the deployment of point-to-multipoint radios.

              The cost of constructing a Wireless Fiber last mile connection is significantly less than the cost of creating the same connection using fiber. Further, the substantial majority of construction costs for Wireless Fiber service is attributable to equipment, whereas only a small percentage is attributable to labor. Accordingly, in line with Moore's
     Law, (i.e., the proposition that the processing or transmission capabiliity of equipment will double every 18 months as a result of technological innovation), our cost of establishing broadband last mile connections to buildings using Wireless Fiber service is improving as an increasing number of vendors are manufacturing wireless radio equipment and as more advances are being made in radio technology. We expect these trends to continue resulting in an expansion of our addressable market. Our recently initiated deployment of point-to-multipoint technology allows for transmissions between a single hub site antenna and multiple customer antennas, thereby allowing us to apportion the cost among our customers and reduce our capital expenditures. This deployment also allows us to allocate and share network capacity on an as-needed basis and supply customers with bandwidth on demand to address their changing capacity requirements.

              Building Access Rights. We must obtain roof rights on each building where a transceiver will be placed. Our plan is to negotiate, prior to receipt of actual service orders (i.e., prequalification), roof and other access rights for the installation of Wireless Fiber links on buildings in the metropolitan areas covered by our wireless licenses. This includes hub site buildings which give direct line of sight to a number of other buildings we target and buildings that can provide interconnection access to other carriers' points of presence, switch locations and local access nodes. These prequalification activities may include the payment of option fees or rent to the owners of the buildings.

              Historically, we have negotiated roof rights on a building-by-building basis. We recently began to negotiate for roof rights with owners of portfolios of buildings. For example:

               o In December 1998, we acquired roof rights to a portfolio of more than 600 buildings owned or controlled by Spieker Properties, one of the largest publicly traded real estate investment trusts in the United States.

               o In October 1998, we acquired roof rights to a portfolio of more than 400 buildings through an agreement with DEVNET, LLC., a firm which manages the telecommunications needs for commercial buildings throughout the United States.

               o In May 1998, we acquired roof rights to a portfolio of 96 commercial buildings owned or managed by CIGNA Investments, Inc., an investment subsidiary of CIGNA Corporation, a major insurance company.

              In connection with obtaining roof rights, we must secure related building access rights, including interior equipment space, access to conduits from the roof and inside the building, common space and internal wiring, from the owners of each building or other structures on which we propose to install our equipment. Additionally, we are occasionally required to obtain construction, zoning, franchise or other governmental permits.

              Wireless Licenses. We hold licenses for our Wireless Fiber spectrum in each of the 60 markets in the United States in which we currently operate or in which we intend to operate by the end of 2000. These licenses provide us with an average of more than 750 MHz of capacity in these markets. In addition to these markets, we have an average of 230 MHz of capacity in 118 additional markets in the United States. Internationally, we currently hold a nationwide license for 400 MHz of 38 GHz point-to-multipoint spectrum in Argentina, individual point-to-point licenses and an experimental point-to-multipoint license in Amsterdam, The Netherlands and a nationwide "preferred allocation" for 38 GHz point-to-point spectrum in the United Kingdom. In addition, our Japanese affiliate, of which we own 35%, was recently awarded 38 GHz spectrum rights covering certain major Japanese markets, including Tokyo and Osaka. We are continuing to pursue spectrum opportunities in a number of other foreign markets.

              The following chart indicates the amount of combined spectrum at 38 GHz and 28 GHz we hold in each of the 30 markets we currently provide service (indicated by an asterisk (*)) and in each of the 30 additional domestic markets that we have targeted:


       Metropolitan Area                          Total        Metropolitan Area                              Total
       -----------------                     Capacity (MHz)    -----------------                         Capacity (MHz)
                                             --------------                                              --------------
       Atlanta*..........................          900         Minneapolis*.........................            700
       Austin............................          300         Modesto, CA..........................          1,150
       Baltimore*........................          600         Nashville............................            400
       Bergen-Passaic, NJ................          600         New Orleans..........................          1,450
       Boston*...........................          600         New York City*.......................          1,750
       Buffalo...........................          800         Newark*..............................            600
       Charlotte.........................          300         Norfolk..............................          1,350
       Chicago*..........................          700         Oakbrook, IL*........................            700


       Metropolitan Area                          Total        Metropolitan Area                              Total
       -----------------                     Capacity (MHz)    -----------------                         Capacity (MHz)
                                             --------------                                              --------------
       Cincinnati........................           900        Oakland*.............................          1,650
       Cleveland*........................           500        Orange County, CA*...................            600
       Columbus*.........................           200        Orlando..............................          1,450
       Dallas*...........................           800        Philadelphia*........................            600
       Denver*...........................           700        Phoenix*.............................            700
       Detroit*..........................           600        Pittsburgh...........................            600
       Fort Worth*.......................           900        Portland, OR.........................            300
       Ft. Lauderdale....................         1,000        Riverside/San Bernardino.............            500
       Fresno............................         1,250        Sacramento...........................            250
       Greensboro........................         1,350        Salt Lake City.......................          1,250
       Houston*..........................           900        San Antonio..........................            400
       Indianapolis......................           500        San Diego*...........................            400
       Jacksonville......................           400        San Francisco*.......................          1,650
       Jersey City, NJ...................           600        San Jose.............................          1,250
       Kansas City*......................           600        Seattle*.............................            800
       Las Vegas.........................           500        St. Louis*...........................            900
       Long Island, NY...................           500        St. Paul.............................            700
       Los Angeles*......................           600        Stamford*............................            400
       Louisville........................           500        Tampa-St. Petersburg*................          1,000
       Memphis...........................           600        Washington, DC*......................            500
       Miami*............................         1,000        West Palm Beach, FL..................            300
       Milwaukee*........................           600        White Plains, NY.....................          1,150


              We also hold licenses for a limited amount of spectrum in the 6 GHz, 10 GHz, 18 GHz, 23 GHz and 31 GHz portions of the radio spectrum. We use and will continue to use these licenses to support and enhance the coverage of our core spectrum holdings.

              In February 1998, the FCC granted us 29 additional 38 GHz channels in 11 markets. Competing applicants have filed petitions with the FCC contesting these grants, which we are opposing. This matter is still pending before the FCC. We cannot assure you that the petitions will not result in such grants being rescinded. However, we do not believe that the loss of this spectrum would adversely affect our operations.

              In November 1998, we acquired 850 MHz of 28 GHz capacity covering the New York City area. We acquired this spectrum from CellularVision USA, Inc. for $32.5 million in cash. Recently, certain parties filed suit against CellularVision seeking to void this sale, but we believe that this suit will not have any impact on our possession or use of the acquired spectrum.

              Wireless Fiber Capacity Sale to Williams Communications, Inc. ("Williams")

              Our large spectrum license portfolio enables us to create very high capacity local broadband networks. This capacity allows us to not only provide broadband services to our customers, but to also provide valuable broadband last mile connectivity to other select service providers, without compromising our ability to grow our end user business. We believe that such capacity sales will allow us to fully realize the value of our local broadband networks. To this end, in December 1998, we sold Williams a 25-year IRU for up to 2% of our current and future local Wireless Fiber network in the United States, subject to certain limitations for any single building or sector (the "Wireless Fiber IRU"). Williams will pay us $400.0 million for this IRU, with payments due ratably as we construct up to 270 hub sites. As of December 31, 1998, we have delivered, and Williams has accepted, 57 hub sites, for which Williams paid us $84.0 million in February 1999. We expect to complete construction of at least 270 hub sites over the next three years. In addition, Williams will pay us at least $45.6 million over a ten-year period for network maintenance services that we will provide over the term of the IRU.

              End-to-End Broadband Network

              We recently announced a plan to interconnect our local broadband networks in the United States with long-haul fiber to create a national end-to-end broadband network. This seamless national network will operate as a true broadband alternative to the existing public telephone networks that are owned and controlled by the incumbent service providers. Our national broadband network will enable us to carry a substantial portion of our customers' voice, data and video transmissions, from point of origination to point of termination. Since this network will reduce our reliance on the facilities of other providers, we will be able to substantially reduce our costs and have greater control over the quality of service we provide.

              In furtherance of our plan to create such a national broadband network, in December 1998 and July 1998, we entered into agreements to purchase fiber capacity from Williams and MFN, respectively. These agreements provide us with:

               o the intercity fiber necessary to interconnect 57 of our 60 existing and planned local broadband networks;

               o a large amount of intracity fiber in six major cities in the United States, which we will use to interconnect our hub and switch facilities in such cities;

               o    available capacity for our future growth; and

               o reduced costs related to the transmission of our long-haul traffic.

         Under our agreement with Williams, we purchased a 25-year IRU to four fiber strands, each on a national route encompassing 14,684 route miles (58,736 fiber miles), and a seven-year capacity option (the "Capacity Option") to purchase two additional strands over the same routes (29,368 fiber miles). This fiber capacity is being delivered as routes are built and is expected to be completely available by the end of 2001. The Company anticipates that the Williams Agreement will fulfill substantially all of our long-haul transport requirements. We will pay Williams $640.0 million over the next seven years for the IRU, the Capacity Option, certain long-haul transport and other network assets. We can exercise the Capacity Option for approximately $51.0 million.

         Under our agreement with MFN, we purchased a 25-year IRU to fiber rings consisting of multiple fiber strands in six U.S. cities and multiple strands of intercity fiber connecting major cities in the northeastern United States for approximately $43.6 million. As of December 31, 1998, we have pre-paid approximately $6.7 million of this amount, with additional payments dueas additional portions of these facilities are completed. We will use the intracity fiber rings to connect our hub sites and switching facilities in Chicago, New York City, Oakland, Philadelphia, San Francisco, San Jose and Washington, D.C., which are some of our most important markets. The intercity fiber will connect our central offices in the northeastern United States. This intracity and intercity fiber capacity is being delivered as routes are built and is expected to be completely available by the second quarter of 2000.

         We are also integrating our existing national ATM backbone, our national network of frame relay data switches and our Tier 1 Internet services into this developing broadband network.

         Strategic Relationship with Lucent

         In October 1998, we entered into a long-term strategic supply and financing relationship with Lucent Technologies, Inc. ("Lucent"). We have agreed to purchase Lucent equipment for a significant portion of the components needed for our network, to the extent this equipment represents the "best-of-breed" in the marketplace (i.e. the best and most cost-effective with regard to the particular requirements of the network). If Lucent's equipment is not the best-of-breed, we may, subject to certain limitations, purchase network components from other vendors through Lucent or directly from such vendors. Under our direction, a team of dedicated Lucent professionals will provide us with design, engineering, deployment, construction and other services in connection with the buildout of our network domestically and abroad. Lucent will also provide us with other assets and services such as access rights to buildings it controls and certain services of its Bell Labs testing facilities. Lucent has also made financing available for the purchase of up to $2.0 billion of best-of-breed equipment and related services necessary for the buildout of our network

($500.0 million of which was made immediately available). At December 31, 1998, we had borrowed approximately $77.5 million under this financing arrangement.

         At WinStar's request, Lucent will provide building access rights (including roof, interior space and conduit rights) in buildings for which Lucent has or can obtain such rights pursuant to industry standard terms, and will assist WinStar in obtaining similar rights in any other buildings leased or occupied by Lucent. Lucent and WinStar will provide marketing support to each other in a variety of areas relating to telecommunications services and equipment and other associated business opportunities, including mutual assistance obtaining Federal government business.

Service Offerings

         We utilize our expanding local networks to provide our customers a full range of voice and broadband services, including local and long distance voice services, high-speed data transport, Internet access and other enhanced communications services.

         We make our services attractive to potential customers by (1) offering a broad range of telecommunications services that specifically address targeted customers' needs, while providing levels of customer satisfaction that we believe exceed those provided by larger competitors, and
(2) exploiting our Wireless Fiber service whenever feasible for cost-effective origination and termination of customer traffic, thereby allowing for attractive pricing of services.

         Local and Long Distance Voice Services

         We provide customers with local, regional and long distance voice services. Our services in these areas include the following:

         Basic and Enhanced Voice Transmission Services. We offer analog and digital telephone lines to customers. Our high-speed digital switches which can serve several primary and adjacent markets simultaneously, allow us to customize network configurations and solutions to meet the individual needs of customers. We also offer our customers a wide range of enhanced features such as call waiting, call forwarding, conference calling and voice mail, as well as operator and directory assistance services.

         Centrex Services. Business customers can use WinStar as their primary Centrex provider, as a supplement to the ILEC's Centrex service, or as an addition to customer-owned PBX.

         PBX Services. Our PBX services provide businesses with access to the local, regional and long distance telephone public networks. Our PBX services allow customers to use either WinStar-assigned or ILEC-assigned telephone numbers. Connection between the customer's PBX port and our network is made through Wireless Fiber or digital facilities leased from other service providers.

         Integrated Long Distance Services. We also offer long distance services to our business customers. Currently, we primarily resell long distance service through agreements with major long distance companies. These agreements provide us access to the long distance networks of these carriers at discounted rates, which vary with the level of monthly traffic. As a result of our recent agreements with Williams and MFN, we will begin to provide our own long distance service between our local markets. Under our agreement with Williams, they will arrange for most of our long-haul transport needs until the fiber facilities we have purchased from them have been constructed. When Williams and MFN complete construction of their fiber networks, a substantial majority of our long distance traffic will be carried over fiber provided to us pursuant to these IRUs.

         Enhanced Services - Data

         The proliferation of local area networks ("LANs") and wide area networks ("WANs"), Internet services and video enhanced services is causing data flow to become an increasingly larger portion of overall telecommunications traffic. The ability to access and distribute data and other information quickly is critical to business, education and government entities. By utilizing our broadband local networks and national data transport backbone, we are able to deliver broadband data services to businesses and other high-capacity users. WinStar offers its customers a wide range of data telecommunications services including:

         Internet Access Services. We offer dedicated and dial-up Internet access services, as well as web hosting and collocation services. A large portion of our Internet access business is as a National Services Provider, providing Internet access to other Internet service providers ("ISPs") through our national Internet backbone. WinStar is one of the largest Internet backbone providers in the United States. In addition to other ISPs, our Internet customers include small, medium and large businesses, educational institutions, large landlords, ILECs, cable television operators, value-added resellers and a mix of dial-up customers. Currently, over one million people reach the internet utilizing WinStar services.

         We also provide schools and libraries with high-speed Internet access and specialized software with educational content. We are currently working with the "Lattice" consortium in Washington, D.C., to develop cost-effective, high-capacity Internet connectivity to schools and to nearby subsidized urban housing. Our application suite provides educators with tools to integrate the educational resources of the Internet into school curricula, enabling them to create their own "electronic libraries," create forums for discussion and debate and engage in collaborative projects with students and educators throughout the world.

         Other Data Transport Services. We utilize our ATM backbone to provide WAN data transport services which allow customers to interconnect LANs maintained at different sites at speeds that match the transmission speeds of their networks (i.e. native speeds), thereby enabling the connection of workstations and personal computers on one or more LANs. Our WAN services provide customers with transmission capacity for various protocol speeds. Our native-speed WAN services avoid bottleneck problems that are frequently encountered with customary DS-1 connections. Our ATM backbone network supports evolving high-speed applications, such as multimedia, desktop video conferencing and medical imaging. Our WAN services are offered at a variety of capacities to allow customers to choose the level which meets their specific needs.

         We also offer frame relay services that provide customers with high-performance, cost-efficient global interconnection of multiple LANs or legacy systems. Our frame relay services are high-speed packet switching systems that utilize transmission links only when required. Frame relay allows for the transportation of data much more rapidly than other packet switching protocols such as X.25.

         Interactive Video Applications. Wireless Fiber service also offers substantial opportunities for broadband interactive video applications, such as video conferencing, and is suitable for highly customized commercial and institutional demands. The narrow-beam characteristics of Wireless Fiber service, allowing for frequency re-use within a small area, coupled with its broadband capacity and multichannel capabilities, may offer a significant market opportunity in the future as the appropriate technologies emerge.

         Dedicated Services

         We market our Wireless Fiber services to businesses, government agencies and institutions with multiple locations within our markets and which generate heavy telecommunications traffic between such locations. These entities can utilize Wireless Fiber services to establish their own independent telecommunications systems, creating a dedicated private network. Our private network services use high-capacity digital circuits to carry voice and data transmission from point-to-point in flexible configurations involving different standardized transmission speeds and circuit capacities.

         Wireless Fiber dedicated services provide our customers with:

         o high bandwidth telecommunications connections between their buildings on a cost-effective basis;

         o an alternative to the ILEC's network, generally allowing for faster, more reliable data transmissions;

         o greater control over local telecommunications traffic and costs;

         o        diverse routing and thus higher reliability against outage;
                  and

         o greater security because of the private line nature of these connections.

         Professional Services

         As part of our strategy to provide a full suite of complementary data services, we provide systems integration and other similar services. Until recently, we have primarily marketed these services to the legal and financial communities in major cities in the United States. Our specialties include network infrastructure design, implementation, network and desktop operating systems, web-site design and management, document management systems, groupware applications, Internet and intranet solutions, and flexible support of LAN, WAN, and public networks. Additionally, we have developed numerous strategic relationships with prominent technology providers such as Microsoft, Novell, PC DOCS, Lotus, Bay Networks, Cisco and Compaq.

         Enhanced Services - Information

         We market and distribute information and entertainment content and services both in traditional media (such as television, video, cable and radio) and through new media channels such as the Internet. We believe that the ability to package information, entertainment and other content and services as enhanced telecommunications services will become an increasingly important factor in the business customer's decision to select or retain a telecommunications provider. We also believe that such enhanced services will increase the marketability of our telecommunications services.

         We have established our operations primarily by offering traditional media products and services which address the demand for niche and special-interest content. By focusing on traditional media, we have been able to generate revenues and profits which have contributed to the development of our core assets, which include interactive content, distribution channels, industry and advertiser relationships and experienced management. While we will continue to operate in traditional media, we are aggressively expanding our new media content and distribution capabilities through a variety of acquisitions and internal initiatives. We also make investments in support of these activities. We are currently organized into two primary operating units: one of which focuses on developing and utilizing online business information services and products and interactive advertising sales, and the other which concentrates on television and home video production, distribution and licensing and radio program production, syndication and sales of advertising inventory.

         Our interactive media unit provides online business information services primarily to small and medium-sized businesses through WinStar Telebase ("Telebase") and Office.com(Trademark), each a Web-based business information service. We are also a leading advertising sales representative for branded Web properties and interactive media content. We also seek to produce and acquire business content that can be commercially distributed through traditional media channels to our target business customers.

         We provide customers with single-point access to business information from more than 1,100 brand-name sources, including Dun & Bradstreet, TRW, LEXIS-NEXIS, Standard & Poor's and Moody's and are an integrated private-label service for a number of online networks, including America Online, CompuServe and Prodigy. We also recently launched the "WinStar Business Infocenter(Trademark)," a private label version of this service that is customized for our telecommunications customers and offered through our telecommunications sales force.

         Office.com(Trademark), WinStar's Business Internet(TM) , is a branded commercial Web-based business information service designed to be the definitive destination internet site for the small- and medium-sized business market. The initial phase of Office.com's debut in Summer 1998 included a co-branded presence on Yahoo!. The commercial online launch is scheduled for Summer 1999 when the site will offer consumers a broad range of user-friendly services, e-commerce and communications capabilities.

         Our traditional media division produces and distributes programming for the worldwide television and domestic home video markets, with an emphasis on foreign and "art" titles, as well as nonfiction and cultural films. We are also engaged in the retail sale of holistic, spiritual and wellness videos, which we distribute over the internet as well We seek to exploit the increasing worldwide demand for niche programming as the number of distribution channels increases to accommodate specialized interests, a trend which we believe will only be accelerated by the internet. Our library currently includes rights to more than 1,500 hours of television and video programming, including more than 300 film titles and 80 hours of our own-produced documentaries.

         In addition, we are one of the largest independent national syndicated radio advertising sales representatives in the United States, representing both our own and third-party content. We provide related production and affiliate distribution services. We produce more than 100 hours of syndicated sports talk programming each week, all or a portion of which is broadcast on more than 350 radio stations nationwide. We believe this represents one of the widest distributions of any syndicator of sports talk radio programming. Our original sports talk radio programming currently features well-known personalities such as John Madden, James Brown and Keith Olbermann. We provide national advertising sales representation for programming produced by ourselves and others, such as MetroTraffic Report and SW Networks, as well as national distribution services for certain of such programming. We speak under a number of well known brand names that we own in the information area under Telebase, SportsFans Radio, Wellspring and others.

         Government Services

         In September 1998, we won a federal court case which opens telecommunications contracts worth hundreds of millions of dollars to bidding by us and other competitive carriers. The U.S. Court of Federal Claims rejected the federal government's decision to limit multimillion-dollar federal telecommunications contracts to a single awardee, opening federal telecommunications markets in dozens of U.S. cities to more than one service provider. The Court made this decision in response to a protest filed by us relating to a contract to be awarded by the U.S. General Services Administration ("GSA") under its Metropolitan Area Acquisition ("MAA") program. GSA originally announced that it would award only one contract to serve federal agencies in the New York City area for up to eight years. In sustaining our protest, the Court found that the government failed to follow a statutory mandate to give preference to multiple-award contracts. As a result, we recently became the first non-Bell operating company to be placed on the GSA list of qualified vendors for these contracts.

         The MAA program provides the basis for the purchase of local telecommunications services by federal agencies in more than 40 major markets across the United States. The first MAA contracts will be for local telecommunications service in the Chicago, New York City and San Francisco areas with an estimated value of up to $600.0 million. We have bid on all three contracts and are presently participating in pricing meetings and awaiting a final award decision by GSA. In addition, we have made a bid for the Washington Interagency Telecommunications System ("WITS") contract, under which the winning bidder will provide telecommunications services to the U.S. government between and among all Washington, D.C.-area federal government offices and facilities. This contract covers services to be provided in the year 2001. We believe we are uniquely positioned to compete for a portion of these and other federal government contracts because of the flexibility and broadband capacity provided by Wireless Fiber service.

Network and Customer Support

         We are currently using customer-centric operations support systems which are being designed to allow us to track orders, provisioning, billing, servicing and other information for each customer from a central point of access.

         Our local broadband networks are monitored 24 hours a day, seven days a week through our network operations center located in Tysons Corner, Virginia. This center provides us with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each market. The center provides a wide range of network surveillance functions for each local broadband network, providing us with the ability to remotely receive data regarding the diagnostics, status and performance of our networks. Continuous monitoring of system components by the center focuses on avoiding problems as well as reacting to known problems. We believe that we provide network service reliability equal to or exceeding that provided by the ILECs and other competitors. We also maintain a separate, smaller network operations center in Seattle, Washington to monitor our frame relay network.

         We maintain a 36,000 square-foot national customer satisfaction center in Dublin, Ohio. The facility serves our customers 24 hours a day, seven days a week. The customer satisfaction center enhances our customer care efforts by centralizing these operations. As we expand our operations and our customers subscribe for a wider variety of broadband services, our customer care center will ensure that our high standards are met at every level. Our customer care representatives are equipped to handle the majority of customer inquiries, thereby ensuring prompt resolution of customer issues. All representatives must graduate from an intensive seven-week training course, where they are schooled in our products, services and systems. We also maintain a separate customer assistance center in Indianapolis, Indiana to service our dial-up Internet access customers.

Marketing

         We attract customers by offering them focused individual attention, high quality customer care and attractive pricing. We market our services on a city-by-city basis. We utilize a variety of building-based local and other marketing programs to reinforce our message in these buildings primarily through our direct sales efforts. We concentrate our marketing efforts on the telecommunications decision-makers in On-Net buildings, which are viewed as "vertical villages" for our sales force to penetrate.

         In the past, we entered a new market by reselling the services of the incumbent providers to our customers, in order to transfer these customers to our local broadband network once deployed. Due to our growing size and scale, we recently decided to intensify the focus of our sales and marketing efforts on customers located in On-Net buildings. We believe these efforts will result in greater profitability as our local broadband networks continue to expand and a greater percentage of our customers are located in On-Net buildings. As part of this objective, we use unique marketing strategies to expand our customer base. One such program is "Project Millennium," which was offered to businesses located in approximately 1,000 buildings in 13 of our existing markets. Under Project Millennium, first-time customers who signed term contracts prior to January 31, 1999, received up to one year of free local phone service.

Competition

         The telecommunications market is intensely competitive and currently is dominated by the ILECs and the large, established long distance companies. We have not obtained significant market share in any of the areas where we offer our services, nor do we expect to, given the size of the telecommunications services market, the intense competition and the diversity of customer requirements. The ILECs and the large, established long distance companies have long-standing relationships with their customers and have the potential to subsidize competitive services with revenues from a variety of business services (to the extent lawful). While legislative and regulatory changes have provided us and other competitive providers with increased business opportunities, these changes have also given the incumbent providers flexibility in the pricing of their services. This may allow the ILECs and the large, established long distance companies to offer special discounts to potential customers. Further, as competition increases in the telecommunications market, we expect general pricing competition and pressures to increase significantly. In addition, the Telecommunications Act of 1996 (the "Telecommunications Act") establishes procedures under which an RBOC may compete in the long distance business in its region. These procedures include compliance with a 14-point competitive checklist designed to open the RBOC's local market to competition. Once an RBOC is authorized to compete in the long distance business in its region, it may be an even more significant competitor.

         In addition to competition from the incumbent providers, we also face competition from a growing number of other companies. There is at least one other competitor in each metropolitan area covered by our wireless licenses, including, in many such areas, companies such as MCI WorldCom, AT&T/Teleport and Time Warner. We also face competition from other entities which offer, or are licensed to offer, fixed wireless services, such as Teligent Corp., Advanced Radio Telecommunications, Inc., NEXTLINK Communications, Inc. (which has announced an agreement to acquire LMDS license holder WNP Communications and the 50% interest in LMDS license holder NEXTBAND that it does not already own), NextWave and other LMDS (28 GHz) licensees. We also face competition in certain aspects of our existing and proposed businesses from a number of competitors providing wireless television services and wireless access on a licensed and unlicensed basis. In some instances, these service providers hold 38 GHz and/or 28 GHz licenses or licenses for other frequencies in geographic areas which encompass or overlap our market areas. Additionally, some of these entities may have greater spectrum resources in a particular market or enjoy the substantial backing of, or include among their stockholders, major telecommunications companies. Due to the relative ease and speed of deployment of many wireless-based technologies, we could face significant competition from these and other wireless-based service providers.

         We also may face competition from cable companies, electric utilities, ILECs operating outside their current local service areas, long distance carriers and other entities in the provision of local telecommunications services. The great majority of these entities provide transmission services primarily over fiber, copper-based and/or microwave networks which, relative to our Wireless Fiber services, enjoy substantially greater market acceptance for the carriage of telecommunications traffic. Moreover, the consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, which are expected to accelerate, could give rise to significant new or stronger competitors.

         We believe that the principal competitive factors affecting our market share are (i) direct customer contact; (ii) customer service; (iii) pricing;
(iv) quality of service; (v) On Net provisioning; and (vi) variety of offered services. Our ability to compete effectively will depend also upon our ability to continue to provide a broad range of high capacity telecommunications services at attractive prices.

WinStar International

         We believe that the rapidly growing demand for high-speed communications capabilities is a global phenomenon. Even more so than in the United States, a large majority of commercial office buildings in major cities abroad are not directly connected to fiber or any other broadband alternative. Many countries are just beginning to open up their telecommunications markets to competition and to auction or otherwise make available spectrum rights. Therefore, we believe there is a significant first to market advantage for us to obtain spectrum rights and to sell our broadband communications services abroad. We believe that we can use our domestic experience in building and operating fixed wireless broadband networks to successfully compete in numerous overseas markets. For these reasons, we plan to build Wireless Fiber-based local networks and to sell communications services in six overseas markets by the end of 1999 and 50 overseas markets by the end of 2004. These 50 markets are located primarily in Western Europe, the Asia/Pacific region and the Americas. Our initial six target markets include Amsterdam, Buenos Aires and Tokyo.

         We have selected and prioritized these 50 markets based on numerous factors, including:

         o        availability of appropriate spectrum rights;

         o        demand for telecommunications and data services;

         o        availability of building access rights;

         o        availability of competitive backbone fiber; and

         o        generally pro-competitive regulatory environment.

         Strategy

         Initially, we intend to establish a direct sales force to sell data transport services, Internet access and nonswitched voice services to large commercial customers in our targeted overseas markets. We will explore opportunities to sell other voice services and, in individual markets, we may accelerate deployment of switched voice services. We intend to sell most of our services to customers in On-Net buildings. We believe that our foreign market strategy is advantageous for several reasons:

         o Since data switching equipment is significantly less expensive than that used for voice traffic, the capital requirements for starting a data transport business are less than for a voice telephone business.

         o By marketing our services to a relatively smaller number of large businesses, we use fewer sales and service employees, thereby limiting our initial costs to enter a market.

         o By selling primarily to customers in On-Net buildings, we increase our gross margin potential and further limit the amount of our upfront losses.

         o The current prices and profit margins on sales of data services in our target international markets are substantially higher than those in the United States. Although we anticipate that prices will decrease as competition further develops in these markets, the current pricing structure is advantageous to new market entrants since it substantially offsets the expense of initially entering a market.

         For these reasons, we believe that on a city-by-city basis our target international markets could become profitable more quickly than our U.S. markets.

         Regulatory and Other Considerations Relating to Initial Market Entry

         Our ability to achieve our plans in each of our targeted overseas markets depends in part upon our ability to obtain (i) licenses, permits and other authorizations from the local regulators necessary to build facilities, provide services and use spectrum, (ii) rights-of-way and rights to access rooftops, conduit, aerial pole space and radio antenna tower space from the owners/managers of such facilities, and (iii) cost-based and nondiscriminatory interconnection, including, in some markets, unbundled local loops. In addition, we will need to enter into interconnection agreements with other local carriers (especially the local incumbent providers) so that traffic can be delivered to its ultimate destination where such destination is not an On-Net building. Many of the governments in our targeted markets lack the United States's experience with regulation of a competitive telecommunications market. This factor, combined with continued government ownership of the incumbent PTT in some countries, could slow or even undermine the development of competitive telecommunications markets. National and local laws and regulations governing the provision of telecommunications services differ significantly among the countries in which we intend to operate. The interpretation and enforcement of such laws and regulations varies and could limit our ability to provide certain telecommunications services in certain markets. These considerations are a key factor in our decision to attempt to enter a market.

         Once we have decided that it makes sense to enter a particular market, spectrum rights may be acquired in a number of ways, including:

         o        grants or sales of rights directly by the local government;

         o        purchases from third parties;

         o acquisitions of or partnerships with entities that hold spectrum rights; or

         o        public spectrum auctions.

         Many foreign jurisdictions do not currently have clearly defined policies or programs in place with regard to making spectrum rights available. In these markets, it may be more difficult or take more time for us to accomplish our initial objectives and to begin selling our services, all of which could hinder our international expansion. Once we have acquired the necessary spectrum in a targeted market, we intend to leverage our strategic supply and financing relationship with Lucent as well as the capabilities and resources of any joint venture partners we may have in that market to quickly and cost-effectively build out a Wireless Fiber-based local broadband network. We believe that Lucent has the international presence, state-of-the-art equipment and expertise necessary to effectively assist us in this regard. We also plan to interconnect these markets to each other and to our U.S. markets using fiber, thereby creating an end-to-end owned broadband network.

         Current Activities

         We conduct a number of activities prior to entering targeted overseas markets, including:

         o        extensive market research;

         o        legal and regulatory analysis;

         o review of initial staffing needs, including use of non-employee consultants and advisors prior to obtaining spectrum rights and building a local network;

         o preparation of a business and network buildout plan, including revenue and capital expenditure projections;

         o assessment of financing needs, including discussions with Lucent regarding our recent financing arrangement and their expertise in certain markets abroad; and

         o identification of potential strategic partners to provide local market expertise.

         Western Europe

         We currently have 27 employees in Europe, including 14 in Amsterdam, where we are currently deploying network infrastructure, one in Brussels and three in Geneva. Included in this group is a senior manager and engineers, as well as legal, finance, sales and other support personnel. We intend to locate our European corporate headquarters in Geneva, while maintaining our regulatory offices in Brussels and establishing additional offices for specific areas of operations (e.g. technical and engineering) where we believe suitable talent is most available. We have obtained licenses in the Netherlands and a "preferred allocation" of 38 GHz point-to-point spectrum in the United Kingdom and have applied for spectrum rights and other licenses in Germany and France.

         Asia/Pacific

         We have entered into an agreement with KDD Corporation and Sumitomo Corporation to establish a new joint venture company of which we own 35%. This entity recently received a grant of 38 GHz spectrum covering certain major Japanese markets, including Tokyo and Osaka, and intends to use this spectrum to compete as a new fixed wireless broadband telecommunications carrier in Japan, beginning with Tokyo in 1999.

         The Americas

         We have purchased a 95% equity interest in an Argentinean company that holds a nationwide license for 400 MHz of 38 GHz point-to-multipoint spectrum for $5.5 million in cash and 36,000 shares of our common stock. We intend to initiate service in Buenos Aires in the second half of 1999.

Government Regulation

         Our telecommunications services are regulated extensively by federal, state and local governments, and to the extent that we will operate in foreign countries, by those governments. The federal government, through the FCC, regulates our interstate and international telecommunications services and our Wireless Licenses in the United States. In addition, Congress has begun to impose regulations on certain aspects of Internet-related operation and services. State governments regulate our intrastate telecommunications services, generally through each state's public utility commission or public service commission ("PUC"). Municipalities regulate limited aspects of our telecommunications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees among other regulations. The governments of foreign countries in which we intend to roll out our telecommunications business will regulate such services as well as the use of spectrum in those countries. We believe that we operate our business in compliance with applicable laws and regulations of the various jurisdictions in which we operate or hold licenses and that we possess the approvals necessary to conduct our current operations.

         Regulation of Our Telecommunications Services

         Federal. The Telecommunications Act was intended to remove some of the barriers between the long distance and local telecommunications markets, allowing service providers from each of these sectors (as well as cable television operators and others) to compete in all communications markets. The FCC must issue regulations to address various requirements of the Telecommunications Act. For instance, the Telecommunications Act generally requires ILECs to (1) allow competitors such as us to interconnect with the ILECs' networks and (2) give competitors nondiscriminatory access to the ILECs' networks on more favorable terms than have been available in the past. In August 1996, the FCC adopted regulations intended to detail the requirements of the Telecommunications Act relating to interconnection (the "Interconnection Order"). The Interconnection Order includes detailed provisions regarding the interconnection of ILEC networks with those of new competitors such as WinStar, as well as requirements that the ILECs make certain of their network elements and services available to competitors. However, in most cases, we still must negotiate the specifics of each interconnection arrangement with the ILEC. This process is time consuming and may not necessarily result in interconnection terms that are acceptable to us. In such instances, we may petition the proper regulatory agency to arbitrate disputed issues, but we cannot be assured that the results will be favorable. We have generally been successful thus far in negotiating acceptable interconnection agreements with the ILECs.

         In October 1996, portions of the Interconnection Order were stayed by the United States Court of Appeals for the Eighth Circuit. This court later invalidated certain of those provisions, including ones in which the FCC asserted jurisdiction over the pricing of interconnection elements and the "pick-and-choose" provisions which allow carriers to adopt select provisions of other carriers' interconnection agreements.

         The FCC appealed this decision to the United States Supreme Court. In January 1999, the Supreme Court reversed a majority of the Eighth Circuit's decision, upholding in many respects the FCC's local competition rules as set out in the Interconnection Order. Some of the key elements of the Supreme Court's decision are:

         o The Court upheld the FCC's pricing authority with regard to interconnection, resale of ILEC services and competitors' use of unbundled network elements (i.e., individual elements, features and functions of an ILEC's network infrastructure such as access lines, transport lines, operator service and switching features);

         o The Court upheld the FCC's "pick and choose" rules (allowing requesting carriers to select from among individual provisions of interconnection agreements approved by state commissions);

         o The Court upheld the FCC's jurisdiction to require all local phone companies to implement intra LATA presubscription, the process by which local telephone customers preselect interexchange carriers for short-haul long distance calls; and

         o The Court remanded for further consideration the FCC's rule that defines those network elements which, under the Telecommunications Act, must be unbundled by the ILECs and made available to competitors. The Court found here that the FCC did not impose the limiting standard required by the Telecommunications Act, which mandates a determination as to whether those elements are necessary for competitors or the failure to obtain access to them would impair competitors' ability to provide service.

         The Supreme Court's decision has added uncertainty to the regulatory landscape in which we and other CLECs operate. For example, the FCC is commencing a new and potentially lengthy rulemaking proceeding to determine which unbundled network elements the ILECs must make available to competitors. This uncertainty may adversely impact CLECs which rely in part on the facilities of the ILECs to deliver their telecommunications services. We currently utilize certain unbundled ILEC network elements to service some of our current customers. However, in light of our focused On-Net strategy, a majority of our future customers will be serviced through our own broadband networks, with only limited reliance on ILEC facilities. Therefore, we do not believe this uncertainty or the ultimate resolution of this issue will have a material impact on our business.

         The FCC recently issued an order addressing the manner in which dial-up calls to ISPs are to be treated for both jurisdictional and reciprocal compensation purposes. The FCC ruled that dial-up calls to ISPs constitute a single call that is interstate in nature and subject to FCC jurisdiction. The FCC stated, however, that its decision was not intended to impact previous decisions by state regulators that had declared inter-carrier reciprocal compensation applicable to these calls. This order has been appealed to the FCC and several ILECs have requested that state regulators reverse their prior rulings and hold that dial-up ISP traffic is not subject to reciprocal compensation under extant interconnection agreements. It is unclear at this time how such proceedings will conclude. However, in light of the limited amount of revenues we have generated from reciprocal compensation for ISP traffic, we do not expect the resolution of this issue to have a material impact on our ongoing operations in most markets.

         The FCC also recently issued an order (the "Collocation Order") expanding the options available to competitive providers for collocation and access to unbundled loops from the ILECs. In the Collocation Order, the FCC significantly expanded the rights of competitive carriers to collocate with ILECs through a variety of methods, including cageless and shared space collocation. As a result, the FCC has expanded the manner in which unbundled local loops could be accessed from the ILECs.

         The FCC has also issued orders under the Telecommunications Act reforming LEC access charges and universal service requirements. Under the access reform order, ILECs that are subject to price cap regulation are required to reduce the rates they charge long distance service providers for interstate switched local access. In October 1998, AT&T filed a petition with the FCC seeking a ruling that long distance carriers may elect not to purchase switched access services offered under tariff by CLECs. This could also cause increased FCC scrutiny and regulation of CLEC interstate access rates. The petition is pending. Under the FCC's universal service order, all telecommunications service providers are required to pay for universal service support based on a percentage of their end user telecommunications revenues to be established quarterly by the FCC.

         The FCC also regulates radio frequency (RF) emissions by us and other wireless telecommunications providers. Under current regulations, if the total RF emissions in any given area exceed the FCC's standards, then any FCC licensee whose emissions in that area exceed 5% of the total must notify the FCC and obtain a waiver to operate. The wireless equipment we use is designed to operate at RF emission levels well below the FCC's standard. However, if we operate in an area where other higher RF emitters are operating our emissions could exceed 5% of the total and we could be required to notify the FCC and request a waiver.

         Providers of telecommunications services are coming under intensified regulatory scrutiny for marketing activities that result in alleged unauthorized switching of customers from one service provider to another, particularly in the long distance sector. The FCC and a number of state authorities have begun adopting more stringent regulations to curtail the intentional or erroneous switching of customers, which include, among other things, the imposition of fines, penalties and possible operating restrictions on entities which engage or have engaged in unauthorized switching activities. In addition, the FCC has adopted regulations imposing procedures for verifying the switching of customers and additional remedies on behalf of carriers for unauthorized switching of their customers.

         The FCC also oversees the administration and assigning of local telephone numbers. It has designated Lockheed Martin as the numbering plan administrator. Extensive regulations have been adopted governing telephone numbering, area code designation, dialing procedures that may be imposed by the ILECs and the imposition of related fees by the ILECs. In addition, carriers are required to contribute to the cost of numbering administration through a formula based on their revenues. In 1996, the FCC permitted businesses and residential customers to keep their numbers when changing local phone companies (referred to as number portability). The availability of number portability is important to competitive carriers like us since customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers. The FCC has been working with industry groups and companies, including WinStar, to address potential problems stemming from the depletion in certain markets of the pool of telephone numbers which telecommunications companies can make available to their customers. If a sufficient amount of telephone numbers are not available to us in the market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available.

         State. Some of our services are classified as intrastate and therefore are subjected to state regulation, generally administered by the state's PUC. The nature of these regulations varies from state to state and in some cases may be more extensive than FCC regulations. In most instances, we are required to obtain certification from a state PUC before providing services in that state. We are certified to provide intrastate non-switched service in 43 states and the District of Columbia. We are certified to offer switched local (i.e., CLEC) services in 36 states and the District of Columbia and intrastate long distance service in more than 45 states. We expect that as our business and product lines expand and as more pro-competitive regulation of the local telecommunications industry is implemented, we will offer additional intrastate services. Interstate and intrastate regulatory requirements are changing rapidly and will continue to change.

         Local. The Telecommunications Act gives local governments the authority to regulate certain aspects of our telecommunications infrastructure, including in some cases imposing franchise fees for the use of certain public property, laying of cable and management of certain rights of way and joining regulations related to the siting of radio antennas and towers. These regulations vary greatly among local governments. The scope of local authority under the Telecommunications Act has been the subject of a number of disputes between carriers and local authorities and we anticipate the administrative proceedings and litigation relating to these disputes will continue.

         Foreign. In order to provide services in each of our targeted overseas markets, we need to obtain the required approvals and licenses. These typically include a license to operate as a telecommunications carrier and, in our case, the right to use appropriate radio spectrum. In addition, we will need to enter into interconnection agreements with other local carriers (especially the local incumbent providers) so that traffic can be delivered to its ultimate destination where such destination is not an On-Net building. Many foreign jurisdictions do not currently have clearly defined policies or programs in place with regard to making spectrum rights available or mandating cost-effective interconnection arrangements. In these markets, it may be more difficult or take more time for us to accomplish the objectives described above and to begin selling our services, all of which could hinder our international expansion.

         Regulation of Our Spectrum

         The grant, renewal and administration of spectrum licenses is extensively regulated by the FCC. Our 38 GHz wireless licenses expire in February 2001 and our 28 GHz LMDS licenses expire in August 2008. In order to have its licenses renewed, a licensee must typically demonstrate compliance with its regulatory obligations during the initial license period. One such obligation is a substantial service buildout requirement. Although the FCC has not instituted specific buildout criteria for 38 GHz licenses, it has suggested that the buildout of four wireless point-to-point links per million population would constitute a substantial service. Based upon our regulatory compliance and the FCC's practice of granting an expectation of renewal to licensees that comply with their regulatory obligations, we believe our 38 GHz licenses will be renewed; however, such renewal is not guaranteed.

         In November 1997, the FCC issued a Report and Order and Second Notice of Proposed Rule Making ("38 GHz Order") which addressed service rules and a procedure for auctioning unlicensed 38 GHz spectrum. The FCC adopted many of the major positions advocated by us in the rulemaking proceeding, including:
(1) flexible use of licenses, including multipoint and mobile operations; (2) no quantitative restrictions on the accumulation of 38 GHz spectrum; (3) rejection of commercial satellite industry positions that 39.5 to 40.0 GHz should be shared with commercial satellite operations; and (4) auction of unlicensed areas of the 38 GHz band.

         In January 1997, the FCC released an order addressing some application processing matters. The FCC decided to process amendments of right filed between November 13, 1995 and December 15, 1995. Other amendments filed on or after November 13, 1995 would continue to be subject to the freeze which had been imposed by the FCC in 1995. Applications that were amended to resolve mutual exclusivity by December 15, 1995 would be processed, provided they had completed their 60-day public notice period as of November 13, 1996. Amendments to reduce existing license areas or delete frequency blocks on licenses would be permitted.

         The FCC is currently processing all pending license applications. Those with defects or which were encumbered by mutually exclusive competing applications will be dismissed. Pending petitions at the FCC seeking to protect certain dismissed applications have yet to be addressed. The clear channel portions of pending multichannel applications will be processed. Mutually exclusive channels from those multichannel applications will be dismissed.

         The FCC has also announced its intention to auction unlicensed 38 GHz channels in 493 markets. The exact timing of the 38 GHz auction has not been specified.

         In March 1998, petitions were filed with the FCC challenging a number of the findings set forth in the 38 GHz Order. Among other things, these petitions state or request that: the FCC's application processing procedures are in violation of the Communications Act of 1934, as amended; certain frequency coordination procedures should be modified; and the FCC inappropriately granted 29 of our single channel 38 GHz license applications. We filed our own petition as well as comments on certain petitions; all petitions remain pending. Until administrative and judicial remedies are exhausted, the actual effect of the new rules adopted in the 38 GHz Order remain uncertain.

         Pursuant to an international agreement to which the United States is a signatory, the 38.6-40.0 GHz band is allocated on a co-primary basis to the Fixed Satellite Services and the 39.5-40.5 GHz band is allocated on a co-primary basis to the Mobile Satellite Services. The FCC has not proposed rules to allow commercial satellite systems to operate within the allocation, although comments and a petition for rulemaking have been filed with the FCC by Motorola and other satellite companies requesting that such rules be considered in order to allow satellite systems and wireless systems to co-exist on a co-primary basis in the 38.6 to 40.0 GHz band. If the FCC were to allow transmissions from space to earth as proposed by such applicants, such transmissions could possibly adversely affect our existing or future operations by creating interference or causing the FCC to institute power and other limitations upon our transmissions. On December 17, 1998, the FCC adopted a spectrum plan for the 36-51.4 GHz band ("V-Band Order"), in which it segmented the entire band, generally providing for exclusive, non-sharing, primary designations for wireless and satellite services. In the plan, the FCC reaffirmed its position that the 38.6-40.0 GHz band is to be exclusively utilized domestically by fixed terrestrial wireless services only and specified that although the band remains allocated to non-government satellite and fixed services on a co-primary basis, it was designating exclusive primary non-government use to fixed services. Government satellite operations, pursuant to NATO treaty, remain authorized at 39.5-40.0 GHz. The FCC also reserved additional spectrum for future allocation to terrestrial fixed wireless services. Separately, they indicated that satellite applicants should modify their applications to conform to the FCC's new band plan. In March 1999, three Petitions for Reconsideration were published in the Federal Register attacking the V-Band Order. Two of these petitions specifically request use of 38 GHz spectrum for commercial satellite operation. We will oppose these petitions and we believe, based on prior FCC precedent, that commercial satellite operators will not be permitted they will not be able to interfere with our use of 38 GHz spectrum.

         Regulation of Internet Service Providers

         During 1998, Congress passed a number of laws that concern the Internet, including the Digital Millennium Copyright Act, the Children's Online Privacy Protection Act, the Children's Online Protection Act and the Protection of Children from Sexual Predators Act of 1998. Generally, these laws provide liability limitations for Internet service providers that do not knowingly engage in unlawful activity. We are putting guidelines into place to comply with this new legislation and do not anticipate that compliance with these laws will have an adverse impact on us.


Employees

         At December 31, 1998, we had over 2,800 employees. We are not a party to any collective bargaining agreements and have never experienced a strike or work stoppage. We consider our relations with our employees to be satisfactory.


ITEM 2.  PROPERTIES

         WinStar's corporate headquarters are currently located at 230 Park Avenue in New York City. In November 1998, we signed a 15-year lease for approximately 200,000 square feet of office space (with options to lease approximately 57,000 additional square feet) at 685 Third Avenue in New York City. We intend to move our corporate headquarters and consolidate certain other New York City-based operations to this new facility during 1999. Many of our telecommunications operations are located in approximately 230,000 square feet of space in several buildings in northern Virginia. In December 1998, we signed a ten-year lease for approximately 200,000 square feet of additional space (with a right of first refusal on substantial additional space in a building currently under construction) located in Herndon, Virginia. We intend to consolidate some of our northern Virginia operations in these new facilities during the second and third quarters of 1999. We also lease numerous other facilities throughout the United States and in certain markets abroad, including sales offices, switch and hub locations, building roof rights, collocation facilities and our 36,000 square foot customer-care facility located in Dublin, Ohio.


ITEM 3.  LEGAL PROCEEDINGS

         We are subject to various claims and proceedings that occur in the ordinary course of business. Based on information currently available to us, we believe that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


Period Ending                                            High          Low
-------------                                            ----          ---

March 31, 1997..........................................$20 1/4       $11 5/8
June 30, 1997........................................... 14 5/8        10 1/8
September 30, 1997...................................... 19 3/16       14 1/4
December 31, 1997....................................... 29 1/4        21 1/4
March 31, 1998.......................................... 44 13/16      24 5/8
June 30, 1998........................................... 47 3/8        36 5/8
September 30, 1998...................................... 41 3/4        18 1/4
December 31, 1998....................................... 39            13
January 1, 1999 through March 25, 1999.................. 44 7/16       29 3/4


         The last sale price of the Common Stock on March 25, 1999 was $33.75 per share. As of March 25, 1999, the Company had 46,661,356 shares of Common Stock outstanding held by more than 1,000 beneficial holders.


         The following securities were issued by the Company in unregistered transactions in the fourth quarter of 1998:

                                                                                  Terms of
                                                               Exemption        Conversion or
   Securities Sold       Purchasers       Consideration         Claimed           Exercise        Use of Proceeds
   ---------------       ----------       -------------        ---------          --------        ---------------
299,128 shares of      Various          Shares issued as          4(2)         Not Applicable     The Company did
Common Stock           individuals      consideration in                                          not receive cash
(various dates from                     various                                                   proceeds for
10/1/98 - 12/31/98)                     acquisitions                                              these shares.


ITEM 6.  SELECTED FINANCIAL DATA

         The financial data presented below has been derived from our audited Consolidated Financial Statements. The data has been presented to reflect the operations of WinStar Global Products, Inc. ("Global Products"), our former merchandising subsidiary, and WinStar Gateway Network ("Gateway"), our residential long distance subsidiary as discontinued operations.

                                             Year Ended       Ten Months              Year Ended December 31,
                                            February 28,    Ended December 31,  --------------------------------------
                                                1995             1995            1996           1997           1998
                                           ---------------------------------------------------------------------------
                                                         (Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Operating revenues:
    Telecommunications services:
        Core..........................        $      --       $     --        $      604    $    22,653     $   141,466
        Other.........................               125            130            3,883          7,143          49,643
                                              ----------      ---------       ----------    -----------     -----------
    Total telecommunications
      services                                       125            130            4,487         29,796         191,109
        Information services..........               473          2,648           14,650         41,354          53,338
                                              ----------      ---------       ----------    -----------     -----------

    Total operating revenues..........               598          2,778           19,137         71,150         244,447
                                              ----------      ---------       ----------    -----------     -----------

    Operating income (loss):
      Telecommunications services.....            (1,306)        (4,456)         (40,731)      (147,134)       (231,017)
      Information services............              (157)           217           (1,409)        (4,092)        (10,167)
      General corporate...............              (944)        (3,861)         (11,373)       (27,312)        (57,225)
                                              ----------      ---------       ----------    -----------     -----------
    Total operating loss..............            (2,407)        (8,100)         (53,513)      (178,538)       (298,409)

Interest expense......................              (375)        (7,186)         (36,748)       (77,257)       (156,599)
Interest income.......................               343          2,890           10,515         17,577          29,758
Other (expenses) income, net (a)......            (1,109)          (866)             --           4,719           5,500
                                              ----------      ---------       ----------    -----------     -----------
Loss from continuing operations.......            (3,548)       (13,262)         (79,746)      (233,499)       (419,750)
Loss from discontinued operations.....            (3,682)        (2,595)          (3,977)       (15,985)        (24,974)
                                              ----------      ---------       ----------    -----------     -----------
Net loss..............................            (7,230)       (15,857)         (83,723)      (249,484)       (444,724)
Preferred stock dividends.............               --             --              --           (5,879)        (42,968)
                                              ----------      ---------       ----------    -----------     -----------
Net loss applicable to common
stockholders                                  $   (7,230)     $ (15,857)      $  (83,723)   $  (255,363)    $  (487,692)
                                              ==========      =========       ==========    ===========     ===========
Basic and diluted loss per share:
Loss per common share from continuing
  operations..........................        $    (0.21)     $   (0.58)      $    (2.86)   $     (7.20)    $    (11.96)
Loss per common share from
  discontinued operations.............             (0.21)         (0.12)           (0.14)         (0.48)          (0.65)
                                              ----------      ---------       ----------    -----------     -----------
Loss per share outstanding............        $    (0.42)     $   (0.70)      $    (3.00)   $     (7.68)    $    (12.61)
                                              ==========      =========       ==========    ===========     ===========

Weighted average common shares
outstanding (000's)...................            17,122         22,770           27,911         33,249          38,681

                                         February 28,                           December 31,
                                                         ------------------------------------------------------------
                                             1995            1995           1996            1997           1998
                                        -----------------------------------------------------------------------------
                                                                   (Dollars In Thousands)
Balance Sheet Data:
Cash, cash equivalents and
  short-term investments..............   $     2,874     $  211,583     $  122,638      $  419,462     $   313,030

Property and equipment, net...........           250         13,053         59,983         284,835         639,673

Total assets..........................        19,803        268,964        273,012         973,834       1,663,182

Current portion of long-term debt
  and capital lease obligations.......            28         1,839          21,121           7,127          65,508

Long-term debt and capital lease
  obligations, less current portion...            17        239,957        275,513         789,861       1,445,989

Convertible redeemable preferred
  stock...............................         --              --             --              --           200,000
Exchangeable redeemable preferred
  stock...............................         --              --             --           175,553         201,478
Common and preferred stock and
  additional paid-in capital(b).......       43,518         104,823         75,726         256,126         404,568
Stockholders' equity (deficit)........       18,280          21,752        (49,671)       (118,392)       (449,492)

--------------------------------

(a) The years ended December 31, 1997 and 1998 include deferred income tax benefits of $2.5 million and $5.5 million, respectively.

(b) The Company did not declare or pay any dividends on its common stock during the periods covered hereby.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         We operate the following lines of business: (1) telecommunications services consisting of (a) core services, which include local and long distance voice and data telecommunications services provided to business customers and (b) other telecommunications services which consist principally of long distance operations which we acquired in January 1998 from Midcom Communications, Inc. ("Midcom"), and (2) information services, which include the provision of information products and services to our telecommunications customers as well as the creation and distribution of information and entertainment products and services through a variety of media outlets such as radio, television and the Internet.

         The following discussion does not include the results of operations of Global Products or Gateway, both of which have been reclassified as discontinued operations.

Revenues

         Several factors drive our revenues, including:

         Core Telecommunications Services

         Revenues from local and long distance services are driven primarily by the number of customer lines installed and in service. Customers generally are billed a flat monthly fee and/or a per-minute usage charge. Data services revenues generally are billed as a flat monthly charge for capacity ordered. Professional services such as network design, network integration and maintenance are billed on a project basis. Revenue growth depends upon our addition of new customers in existing markets, our sale of bundled services, our expansion into new markets and our introduction of new services, such as broadband data transmission, or video conferencing. Revenues from core telecommunications services were approximately $55.6 million in the quarter ended December 31, 1998 versus $37.2 million in the quarter ended September 30, 1998, $30.0 million in the quarter ended June 30, 1998, $18.7 million in the quarter ended March 31, 1998 and $10.1 million in the quarter ended December 31, 1997. We expect our core services to generate increasing revenues as we expand our network and as network utilization increases.

         Other Telecommunications Services

         Other telecommunications services consist principally of long distance services provided to customers acquired from Midcom in January 1998 who are not located in markets where we currently market or expect to market our telecommunications services in the near term. We expect these revenues to decline over time through normal churn of this customer base.

         Information Services

         Information services revenues are generated principally by: (1) sales to cable networks and radio stations; (2) sales to new media distribution channels, such as on-line services; (3) advertising sales and (4) the bundling of content as an enhanced telecommunication service. Revenues are driven by the amount and quality of our available program rights during each quarter and some seasonality of sales, which affect quarter-to-quarter comparability. We expect information services revenues to increase as we expand our information service offerings and sell these services to core customers.

Costs

         Factors relating to costs are as follows:

         Core Telecommunications Services

         Costs associated with our core telecommunications services business include significant up-front capital expenditures for development of the infrastructure required to provide facilities-based local exchange, long distance and data services, including expenditures relating to the purchase and installation of switching equipment, radios, customer premise equipment and related site acquisition and installation costs along with intercity and intracity backbone facilities. In addition, we are incurring start-up costs related to our telecommunications services business that will not be capitalized, including some costs of engineering, sales office and service personnel, marketing, administrative and other personnel, certain of whom will be needed in advance of related revenues. As we commence operations in a city, our cost of revenue percentage is greater as fixed costs are spread over less traffic. Margins on core services revenues are improved as: (1) traffic increases and our fixed network costs are spread over a larger traffic base and (2) we increase the total percentage of traffic carried on our networks because this On-Net traffic results in higher operating margins than traffic carried on the facilities of other companies.

         Other Telecommunications Services

         Costs associated with other telecommunications services are currently incurred through the resale of other carriers' long distance facilities. To the extent that this traffic is migrated to our own long distance network when available, gross margins will increase.

         Information Services

         Our information services businesses have production, distribution and administrative costs. Film production costs include those related to producing original products and licensing third-party products and are capitalized as incurred and expensed as productions are completed and distributed. Overhead costs in the production division are also capitalized, allocated to films in progress and subsequently expensed as such films are completed and distributed. Other media production costs are expensed as incurred. The distribution and advertising divisions incur royalty costs payable to third-party producers and selling costs, both of which vary directly with sales of acquired product, as well as administrative costs and personnel-related costs, which are primarily fixed in nature and are expensed as incurred.

Results of Operations

         Revenues from our operating business lines are as follows (in millions):

                                                                                Year Ended December 31,
                                                                 ----------------------------------------------

                                                                         1996           1997            1998
                                                                         ----           ----            ----
 Telecommunications services
 ---------------------------------------------------------------
     Core.....................................................      $       0.6    $       22.7    $     141.5
     Other....................................................              3.9             7.1           49.6
                                                                    ------------   -------------   ------------
                                                                            4.5            29.8          191.1
 Information services                                                      14.6            41.3           53.3
                                                                    ------------   -------------   ------------

     Total operating revenues.................................      $      19.1    $       71.1    $     244.4
                                                                    ===========    ============    ===========


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues increased by $173.3 million, or 243.6%, to $244.4 million for the year ended December 31, 1998, from $71.1 million for the year ended December 31, 1997. This increase was primarily attributable to the growth in revenues generated by our telecommunications operations.

         Revenues from core services, increased by $118.8 million, or 524.5%, to $141.5 million for the year ended December 31, 1998, from $22.7 million for the year ended December 31, 1997. The revenue growth was primarily attributable to our existing customer base, continued national sales and installation of local, long distance and Internet services to small and medium size business customers, the geographic and other expansion of sales, network and business operations, along with the rapidly expanding broadband and large accounts business units and certain acquisitions such as Goodnet, Pac-Net and LANSystems. Based on revenues generated in December 1998, Core service revenues reached an annual run rate in excess of $209.0 million compared with approximately $46.2 million based on revenues generated in December 1997. Through December 31, 1998, cumulative lines installed were more than 319,000 as compared with approximately 81,500 lines at December 31, 1997.

         Revenues from other telecommunications services, which consists primarily of Midcom long distance voice services (other than sales attributable to national accounts) increased by $42.5 million, or 595.0% to $49.6 million for the year ended December 31, 1998, from $7.1 million for the year ended December 31, 1997. This increase resulted primarily from sales attributable to former Midcom long distance operations which were acquired in January 1998. We expect a gradual attrition of this long distance revenue over subsequent periods.

         Revenues from information services increased by $12.0 million, or 29.0%, to $53.3 million for the year ended December 31, 1998, from $41.3 million, for the year ended December 31, 1997, due primarily to strong Internet and other advertising revenues.

         Cost of services and products increased by $130.8 million, or 177.1%, to $204.7 million for the year ended December 31, 1998, from $73.9 million for the year ended December 31, 1997. As a percentage of revenues, cost of services and products for the year ended December 31, 1998 was 83.8% compared to 103.9% for the year ended December 31, 1997. This decrease in the cost of revenue percentage is the result of increased sales volumes, larger percentages of traffic being provisioned over our network, substantial supplier cost adjustments and/or credits for volume or performance and control over internal costs. While our gross profit margin should continue to gradually improve as increased volumes and larger percentages of traffic are provisioned over our own network facilities, the rate of improvement will be slower during periods when we expand into new markets, but will accelerate as these markets mature.

         Selling, general and administrative expense increased by $112.5 million, or 74.6% to $263.2 million for the year ended December 31, 1998, from $150.7 million for the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses declined from 211.8% for the year ended December 31, 1997 to 107.7% for the year ended December 31, 1998. We continued to hire sales, marketing and related support personnel in connection with the expansion of our target markets. We had approximately 1,479 employees at December 31, 1997 and approximately 2,800 at December 31, 1998. With our continued expansion, we expect selling, general and administrative expenses to continue to grow in absolute dollars, but to be a declining percentage of revenues.

         Depreciation and amortization expense increased by $49.9 million, or 198.6%, to $75.0 million for the year ended December 31, 1998, from $25.1 million, for the year ended December 31, 1997, principally resulting from our acquisition and deployment of telecommunications equipment in connection with our telecommunications network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses.

         For the reasons noted above, the operating loss for the year ended December 31, 1998 was $298.4 million, compared with an operating loss of $178.5 million for the year ended December 31, 1997.

         Interest expense increased by $79.3 million, or 102.7%, to $156.6 million for the year ended December 31, 1998, from $77.3 million for the year ended December 31, 1997. The increase was principally attributable to the issuance of $450.0 million of debt in 1997 and another $450.0 million of debt in the first quarter of 1998. Of the $156.6 million of interest expense incurred for the year ended December 31, 1998, $45.1 million was payable in cash.

         Interest income increased by $12.2 million, or 69.3%, to $29.8 million for the year ended December 31, 1998, from $17.6 million for the year ended December 31, 1997. The increase resulted from the additional interest income earned on the proceeds from our various stock and debt placements.

         For the year ended December 31, 1998, we incurred dividends of $43.0 million on our placements of Series A, Series C and Series D Preferred Stock of which $6.0 million were paid in kind.

         For the reasons noted above, we reported a net loss applicable to common stockholders of $487.7 million for the year ended December 31, 1998, compared to a net loss applicable to common stockholders of $255.4 million for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues increased by $52.0 million, or 272.3%, to $71.1 million for the year ended December 31, 1997, from $19.1 million for the year ended December 31, 1996. This increase was attributable to increased revenues generated by our core services, other telecommunications services and information services businesses.

         Revenues from core telecommunications services, which include all commercial end user customer telecommunication revenues, were $22.7 million for the year ended December 31, 1997, and were minimal for the year ended December 31, 1996, as the telecommunications business commenced operations in the second quarter of 1996. Based on revenues generated in December 1997, annualized revenues for the core business were approximately $46.2 million. As of December 31, 1997, the core business had installed approximately 81,500 lines, up from approximately 51,400 lines at September 30, 1997 and 4,400 lines at December 31, 1996.

         Revenues from other telecommunications services increased $3.2 million, or 82.1%, to $7.1 million for the year ended December 31, 1997, from $3.9 million for the year ended December 31, 1996. This increase resulted from the growing number of billed circuits, along with installation revenues and equipment sales related to contract services provided.

         Revenues from information services increased by $26.7 million, or 182.9%, to $41.3 million for the year ended December 31, 1997, from $14.6 million for the year ended December 31, 1996, due to continued internal growth and acquisitions, including the Telebase online business service acquired earlier in 1997.

         Cost of services and products increased by $52.5 million, or 245.3%, to $73.9 million for the year ended December 31, 1997, from $21.4 million for the year ended December 31, 1996. As a percentage of revenues, cost of services and products for the year ended December 31, 1997 was 103.9% compared to 111.8% in the year ended

December 31, 1996, as a result of increasing network costs from the continued expansion of our local telecommunications business.

         Selling, general and administrative expense increased by $103.2 million, or 217.3%, to $150.7 million for the year ended December 31, 1997, from $47.5 million for the year ended December 31, 1996. As a percentage of revenues, selling, general and administrative expenses declined from 248.0% for the year ended December 31, 1996 to 211.8% for the year ended December 31, 1997. We continued to hire sales, marketing and related support personnel in connection with the accelerated rollout of our Core operations, which had only 500 employees at December 31, 1996 and approximately 1,200 employees at December 31, 1997. In addition, we increased spending on related advertising and marketing of our Core services.

         Depreciation and amortization expense increased by $21.3 million, or 560.5%, to $25.1 million for the year ended December 31, 1997, from $3.8 million for the year ended December 31, 1996, principally resulting from our acquisition and deployment of switches, radios and other equipment in connection with our telecommunications network buildout.

         For the reasons noted above, the operating loss for the year ended December 31, 1997 was $178.5 million, compared with an operating loss of $53.5 million for the year ended December 31, 1996.

         Interest expense increased by $40.5 million, or 110.4%, to $77.3 million for the year ended December 31, 1997, from $36.7 million for the year ended December 31, 1996. The increase was principally attributable to our issuance of debt in 1997. Of the $77.3 million interest expense for the year, $21.1 million is payable in cash.

         Interest income increased by $7.1 million, or 67.6%, to $17.6 million for the year ended December 31, 1997, from $10.5 million for year ended December 31, 1996. The increase resulted from the additional interest income earned on the proceeds from our issuance of debt and equity securities in 1997.

         In 1997, we incurred dividends of $5.9 million on our placements of Series A Preferred Stock and Series C Preferred Stock, of which $5.3 million were paid in kind.

         For the reasons noted above, we reported a net loss applicable to common stockholders of $255.4 million for the year ended December 31, 1997, compared to a net loss applicable to common stockholders of $83.7 million for the year ended December 31, 1996.

Liquidity and Capital Resources

         In February 1999, we sold 4,200,000 shares of our Common Stock, at $41.75 per share and received net proceeds of $166.6 million.

         In December 1998, we sold Williams a Wireless Fiber IRU, for which they will pay us $400.0 million ratably as we construct up to 270 hub sites during the next three years. As of December 31, 1998, we have delivered, and Williams has accepted, 57 hub sites, for which Williams paid us $84.0 million in February 1999. In addition, Williams will pay us at least $45.6 million over a ten-year period for network maintenance services that we will provide over the term of the Wireless Fiber IRU.

         In October 1998, we entered into an expanded long-term strategic supply and financing relationship with Lucent. In connection with that agreement, Lucent has made financing available for the purchase of up to $2.0 billion of equipment and related services necessary for the buildout of our network ($500.0 million of which was made immediately available). At December 31, 1998, we had borrowed $77.5 million under this financing arrangement.

         In March 1998, we sold 4,000,000 shares of our Series D Preferred Stock for which we realized net proceeds of approximately $191.9 million. Additionally, in March 1998, we sold an aggregate of $450.0 million principal amount of notes ($200.0 million of which pay interest and $250.0 million of which defer interest), for which we realized net proceeds of approximately $437.4 million.

         We have incurred significant operating and net losses, due in large part to the development of our telecommunications services business, and we anticipate that such losses will continue over the near term as we execute our growth strategy. We are building direct sales forces, having opened sales offices currently serving the 30 major markets in which we offer our core telecommunications services, and we are expanding into other metropolitan areas. We are in the process of ordering and installing switches and other network equipment to be placed in our key markets. Historically, we have funded our operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Negative EBITDA for the year ended December 31, 1998 was approximately $223.5 million, and cash used to fund purchases of property and equipment during the year ended December 31, 1998 was approximately $372.7 million. At December 31, 1998, working capital was $193.1 million (including cash, cash equivalents and short-term investments of $313.0 million), as compared to $365.7 million at December 31, 1997 (including cash, cash equivalents and short-term investments of $419.5 million).

         Other than our 1997 equipment notes, our 1998 cash-pay notes, and certain of our capital lease obligations, which require periodic cash interest payments, and the indebtedness incurred under the Lucent financing arrangements, portions of which require cash payment of interest commencing in December 1999, our principal indebtedness does not require us to pay cash interest until 2001.

         In July 1998, we purchased from MFN an IRU to dark fiber in and between a number of major markets at an aggregate cost of $43.6 million. Amounts will become payable over the next eighteen months as portions of the fiber network are fully constructed and become available to us. To date we have prepaid $6.7 million of this amount.

         In November 1998, we signed a 15-year lease for approximately 200,000 square feet of office space (with options to lease approximately 57,000 additional square feet) in New York City. Future minimum lease payments under this lease commitment are approximately $157.7 million, which is comparable to what we would have paid for existing facilities and anticipated additions over the same 15-year period. We will consolidate certain of our existing New York City offices in the new space, including the headquarters for our corporate offices, WinStar for Buildings, WinStar Broadband Services, WinStar Large Accounts and operating offices for WinStar General Business and WinStar Network Services. We expect to sublease many of our existing offices in New York City.

         In December 1998, we signed a ten-year lease for approximately 200,000 square feet of office space (with a right of first refusal on substantial additional space in a building currently under construction) located in Herndon, Virginia. Future minimum lease payments under this lease commitment are approximately $43.2 million.

         In December 1998, we purchased from Williams an IRU to intercity fiber and an option to additional intercity capacity. In connection with this purchase, Williams will supply a substantial portion of our long-haul transport until such time as construction of their facilities is completed. We will pay Williams an aggregate of approximately $640.0 million over the next seven years for the fiber, option, long-haul transport services and other network assets. We can exercise the capacity option for approximately $51.0 million.

         We have the ability to moderate our capital spending and EBITDA losses by varying the number of markets in which we build network and offer services. In the event that we slow the speed or narrow the focus of our business plan, we will reduce our capital requirements and EBITDA losses. Under our current plan to expand to 45 major domestic and six international markets by the end of 1999, we plan to spend between $500.0 and $600.0 million in 1999 for capital equipment, which we expect to finance principally through the Lucent credit agreement and other vendor financing arrangements which we believe are available to us.

         We anticipate, based on our business plan and related assumptions (including an assumption of full availability of the $2.0 billion under our Lucent financing arrangement), that our existing financial resources and accounts receivable and additional equipment financings that we intend to seek, will be sufficient to fund our operations for approximately 12 to 18 months, and to fund our capital requirements for the next several years. We may be required to seek additional sources of capital sooner than we anticipate if our operating assumptions change or prove to be inaccurate; less than $2.0 billion becomes available under the Lucent credit agreement; we fail to secure additional equipment and accounts receivable financing; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly.

         We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing in the near future.

Year 2000 Compliance

         We are continuing to address the issue of whether or to what extent our systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem, which is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. This could result in major system failures or miscalculations. We believe that our exposure to this issue, based on our internal systems, is somewhat limited by the fact that substantially all of our existing systems have been purchased or replaced since 1996 or currently remain under development. Notwithstanding this belief, we have developed a plan and we are aggressively working to identify and remediate potential Year 2000 problems in all of our new and existing mission-critical and business-critical systems and applications, including those supplied by third party vendors.

         Our first priority is to protect customer-sensitive operations from service interruptions or billing discrepancies that could occur as a result of the Year 2000 transition. Customer-sensitive mission-critical operations include our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Our second priority is business-critical operations including systems, applications and operations which do not directly impact the customer, but are essential to internal communications and our ability to run the business day-to-day. Finally, we are addressing areas where failure might cause inconvenience and delay for our employees, but would not directly impact customers, service or routine business operations.

         We have developed Year 2000 compliance standards that follow industry requirements. In order to implement these standards, we have formed a Year 2000 Program Office to manage the Year 2000 project plan enterprise-wide. The project team is comprised of management and technical representatives from our major operational areas, together with experienced Year 2000 consultants.

         Key activities in our Year 2000 program include: planning and program definition, inventory and prioritization of date-sensitive systems (including computer and electrical systems, equipment and the systems of companies acquired or to be acquired by us), risk assessment, remediation, testing, audit and certification, contingency planning, implementation and post-implementation monitoring.

         We have completed the planning and inventory/assessment phases of this project which entailed, among other things, identification of the several hundred systems we use in the operation of our business, and review all of our hardware and software systems for date related code issues. The results of this review are guiding our remediation, testing and contingency planning efforts which are underway. We have been undertaking certain Year 2000 testing and remediation of non-compliant systems which will continue through 1999.

         We recognize the need to remediate and test our mission-critical and business-critical systems to ensure that individually the systems are Year 2000 functional and that collectively they inter-operate in such a manner as to insure that we are Year 2000 functional. We expect to complete the individual testing of mission-critical and business-critical systems prior to June 30, 1999. We expect to start inter-operability testing prior to June 30, 1999 and to complete that phase prior to August 31, 1999. This project will necessarily be a continuing one as remediated systems are monitored for compliance and as further modifications are warranted to cover systems changes and to support the growth of the network.

         We have, where deemed necessary, required suppliers and third-party vendors to provide statements of Year 2000 compliance in their contracts with us. In addition, and as part of our Year 2000 project, we are contacting our vendors and suppliers, including other telecommunications providers, equipment manufacturers and software vendors, to obtain a statement regarding their Year 2000 compliance. We currently require our outside vendors and suppliers to provide reasonable assurances that their hardware and/or software is Year 2000 ready. In the event that a vendor or supplier is not able to provide such assurance, we will monitor the vendor's progress in this area and, if appropriate may arrange to have available an alternate vendor or supplier who can give such assurances.

         The total cost associated with our Year 2000 compliance project is not expected to be material to our financial position. The estimated total cost of the project is $4.0 million to $8.0 million. The total amount expended through the date hereof was approximately $1.2 million. As additional systems are reviewed and tested and the scope of any Year 2000 issues is further defined, we will make appropriate adjustments to the estimated costs of completing this project.

         Our failure to make our key systems Year 2000 compliant could adversely impact our ability to service our telecommunications and other customers and otherwise carry on our business. Such problems could include interruptions in the operation of our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Although we expect that we will have identified and remediated any Year 2000 problems in our internal systems prior to the end of 1999, if any significant Year 2000 problems in our systems are not uncovered or are not remediated in a timely manner, significant failures of these functions could occur and could have material adverse consequences for our operations.

         While we are working to test our own mission-critical systems for Year 2000 problems, we do not control the systems of our suppliers. As discussed above, we are seeking assurances from our suppliers regarding the Year 2000 readiness of their systems. We also plan to conduct interoperability testing to determine whether our mission critical suppliers' systems will accurately provide our systems with date, data and telecommunications functionality into and beyond the new millennium. Notwithstanding these measures, there is some risk that the interoperation of our systems with those of our suppliers may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including WinStar, to provide services to its customers (e.g., to complete calls and transport data) and to bill for such services is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, our ability to service our customers may be adversely impacted as well. Any such impact could have a material adverse effect on our operations.

         We also may consummate acquisitions prior to the end of 1999. The extent of the Year 2000 problems associated with any acquired company and the cost and timing of remediation will be evaluated during and after completion of the acquisition process. However, we cannot be certain that the systems of any acquired company will be fully Year 2000 compliant when acquired or will be capable of timely remediation.

         Having identified our mission-critical and business-critical systems and our key suppliers, and the associated risks of failure of those systems to be Year 2000 ready, we are in the process of devising contingency plans which will be ready for implementation by the third quarter of 1999 in the event we determine that any of those systems will not be made Year 2000 compliant in a timely manner.

Effects of Recently Issued Accounting Pronouncements

         The American Institute of Certified Public Accountant's Accounting Standards Executive Committee recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. We are currently evaluating the impact that SOP 98-5 will have on our consolidated financial statements and disclosures.

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. We are currently evaluating the impact that SFAS 133 will have on our consolidated financial statements and disclosures. However, hedging is prohibited under the Company's indentures.


                          FORWARD-LOOKING STATEMENTS


         This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) our ability to service our debt or to obtain financing for the buildout of our domestic and international telecommunications networks; (2) our ability to attract and retain a sufficient revenue-generating customer base; (3) competitive pressures in the telecommunications and technology industries; and (4) general economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

Interest Rate Risk

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, redeemable preferred stock and long-term debt obligations. We do not use derivative instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We have no cash flow exposure due to rate changes for long-term debt obligations. We primarily enter into debt obligations to support the construction of our network and working capital needs.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio, redeemable preferred stock and debt obligations. All investments mature, by policy, in twelve months or less.

                                                                                                           Fair Value
                                                                                                           at December
                                 1999       2000      2001     2002      2003    Thereafter     Total       31, 1998
                              -------------------------------------------------------------------------------------------
ASSETS
                                                          (In Thousands)
Cash equivalents
  Fixed rate                     $160,100      $ --   $ --     $ --      $ --       $ --       $ 160,100       $ 160,100
  Average interest rate              4.8%                                                           4.8%

Short-term investments
  Fixed rate                      104,773        --     --       --       --         --          104,773         104,773
  Average interest rate              5.4%                                                           5.4%

Total investment securities       264,873        --     --       --        --         --         264,873         264,873
  Average interest rate              5.0%                                                           5.0%

Long-Term Debt
  Fixed Rate                          --         --       --        --      --    1,316,642    1,316,642       1,233,897
  Average interest rate                                                                            12.6%

  Variable Rate                     6,487     1,060      927       492   4,844       72,670       86,480          86,480
  Average interest rate              8.5%      8.5%     8.5%      8.5%     8.5%         8.6%        8.5%

Redeemable Preferred Stock
  Fixed Rate                          --         --       --        --      --      401,478      401,478         346,422
  Average Coupon Rate                                                                  10.6%        10.6%




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

         The information required by Items 10, 11,12 and 13 of Form 10-K is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders anticipated to be held on July 1, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      Exhibits


     Exhibit      Description
     Number
       3.1        Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-18 (No. 33-37024))

       3.2 Amendment to Certificate of Incorporation of the Company effecting name change from "Robern Apparel, Inc." to "Robern
                  Industries, Inc." (Incorporated by reference to Exhibit 3.
                  l(b) to the Company's Registration Statement on Form S-4
                  (No. 33-52716))

       3.3        Second Amendment to Certificate of Incorporation of the
                  Company effecting name change from "Robern Industries, Inc."
                  to "WinStar Communications, Inc." (Incorporated by reference to Exhibit 3. l(b) to the Company's Registration Statement on Form S-1 (No. 33-43915))

       3.4        Certificate of Designations, Preferences and Rights of
                  Series A Preferred Stock (Incorporated by reference to
                  Exhibit 3.7 to the Company's Current Report on Form 8-K filed February 14, 1997)

       3.5        Certificate of Designations, Preferences and Rights of
                  Series B Preferred Stock (Incorporated by reference to
                  Exhibit 4 to the Company's Current Report on Form 8-K filed
                  July 2, 1997)

       3.6        Certificate of Designations, Preferences and Rights of
                  Series C Preferred Stock (Incorporated by reference to
                  Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 24, 1997)

       3.7        Certificate of Designations, Preferences and Rights of
                  Series D Preferred Stock (Incorporated by reference to
                  Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 30, 1998)

       3.8        Certificate of Designations, Preferences and Rights of
                  Series E Preferred Stock (filed herewith) 3.9 By-Laws of the
                  Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (No.
                  33-37024))

       4.1        Cash-Pay Notes Indenture, including form of Cash-Pay Note
                  (Incorporated by reference to Exhibit 4.6 to the Company's
                  Current Report on Form 8-K filed March 30, 1998)

       4.2        Deferred Interest Notes Indenture, including form of
                  Deferred Interest Note (Incorporated by reference to Exhibit
                  4.7 to the Company's Current Report on Form 8-K filed March
                  30, 1998)

       10.1       1992 Performance Equity Plan (Incorporated by reference to
                  Exhibit 10.53 to the Company's Registration Statement on
                  Form S-18 (No. 33-37024))



       10.2       1995 Performance Equity Plan (Incorporated by reference from
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 (No. 333-31057))

       10.3 Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy
                  Statement dated May 8, 1998)

       10.4       Employment Agreement between the Company and William J.
                  Rouhana, Jr. (Incorporated by reference to the Company's
                  Annual Report on Form 10-K filed March 31, 1998)

       10.5 Form of Executive Severance Agreement entered into between the Company and certain officers and other senior executives
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March
                  31, 1998)

       10.6       Credit Agreement, dated as of October 21, 1998, among
                  WinStar Network Expansion, LLC, the Company, the Lenders,
                  State Street Bank and Trust Company, and Lucent
                  Technologies, Inc. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, filed November
                  16, 1998, as amended by the Company's Current Report on Form
                  8-K/A filed February 3, 1999)

       10.7       Supply Agreement, dated as of October 21, 1998, between the
                  Company and Lucent Technologies, Inc. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed November 16, 1998, as amended by the Company's
                  Current Report on Form 8-K/A filed February 3, 1999)

       10.8       IRU Agreement between WinStar Wireless, Inc. and Williams
                  Communications, Inc., dated December 17, 1998 (long haul)
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Current Report on Form 8-K filed January 11, 1999, as amended by the Company's Current Report on Form 8-K/A filed February
                  3, 1999).

       10.9       Wireless Fiber IRU Agreement by and between WinStar
                  Wireless, Inc. and Williams Communications, Inc. effective as of December 17, 1998 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 11, 1999, as amended by the Company's Current
                  Report on Form 8-K/A filed February 3, 1999).

      10.10       Employment Agreement between the Company and Nathan Kantor
                  (filed herewith)

       21.1       List of Subsidiaries (filed herewith).

       23.1       Consent of Grant Thornton LLP (filed herewith).

        27        Financial Data Schedule (filed electronically only)

                  (b)      Reports on Form 8-K
                           Current Report on Form 8-K, dated October 21, 1998, filed on November 16, 1998 (reporting items 5 and
                           7(c)) and amendments thereto on Form 8-K/A filed on February 2, 1999 and February 3, 1999.

                  (c)      Exhibits required by Section 601 of Regulation S-K
                           (see (a) above)

                  (d)      Financial Statement Schedules

                           Schedule II      Valuation and Qualifying Accounts





                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                         WINSTAR COMMUNICATIONS, INC.



                          By:  /s/ William J. Rouhana, Jr.
                               -------------------------------------------
                               William J. Rouhana, Jr.
                               Chairman of the Board and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                 Signature                                     Title                               Date

 /s/ William J. Rouhana, Jr.                 Chairman of the Board of Directors,              March 31, 1999
----------------------------------           Chief Executive Officer and Director
William J. Rouhana, Jr.                      (principal executive officer)


 /s/ Nathan Kantor                           President, Chief Operating Officer and           March 31, 1999
----------------------------------           Director
Nathan Kantor


 /s/ Timothy R. Graham                       Executive Vice President, Secretary and          March 31, 1999
----------------------------------           Director
Timothy R. Graham


 /s/ Steven B. Magyar                        Director                                         March 31, 1999
----------------------------------
Steven B. Magyar


 /s/ William J. vanden Heuvel                Director                                         March 31, 1999
----------------------------------
William J. vanden Heuvel


 /s/ Bert Wasserman                          Director                                         March 31, 1999
----------------------------------
Bert Wasserman


 /s/ James I. Cash                           Director                                         March 31, 1999
----------------------------------
James I. Cash


 /s/ Charles T. Dickson                      Executive Vice President and Chief
----------------------------------           Financial Officer (principal financial           March 31, 1999
Charles T. Dickson                           officer)


 /s/ Joseph P. Dwyer                         Vice President-Finance (principal                March 31, 1999
----------------------------------           accounting officer)
Joseph P. Dwyer



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.....................     F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998...........     F-3
Consolidated Statements of Operations,
    Years Ended December 31, 1996, 1997 and 1998.......................     F-4
Consolidated Statements of Stockholders' Equity (Deficit),
    Years Ended December 31, 1996, 1997 and 1998.......................     F-5
Consolidated Statements of Cash Flows,
    Years Ended December 31, 1996, 1997 and 1998.......................     F-8
Notes to Consolidated Financial Statements.............................     F-9
Report of Independent Certified Public Accountants on Schedule.........    F-38
Schedule II--Valuation and Qualifying Accounts,
    Years Ended December 31, 1996, 1997 and 1998.......................    F-39

               Report of Independent Certified Public Accountants

Board of Directors
WinStar Communications, Inc.

We have audited the accompanying consolidated balance sheets of WinStar Communications, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinStar Communications, Inc. and Subsidiaries as of December 31, 1997 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

New York, New York
March 25, 1999

                  WinStar Communications, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                       December 31,
                                                                                       ------------
                                                                                    1997         1998
                                                                                  ---------    ---------
                                     Assets
Current assets
    Cash and cash equivalents.................................................   $  402,559  $   208,257
    Short term investments....................................................       16,903      104,773
                                                                                 ----------  -----------
          Cash, cash equivalents and short term investments...................      419,462      313,030
    Accounts receivable, net of allowance for doubtful accounts of
          $2,814 and $12,869, respectively....................................       28,728       70,939
    Inventories...............................................................       10,296       14,880
    Prepaid expenses and other current assets.................................        8,834       28,402
    Net assets of discontinued operations.....................................        1,145
                                                                                 ----------  -----------
          Total current assets................................................      468,465      427,251
Investments in marketable equity securities...................................                    26,400
Property and equipment, net...................................................      284,835      639,673
Licenses, net.................................................................      174,763      310,649
Other intangible assets, net..................................................       14,293      178,050
Deferred financing costs, net.................................................       27,463       53,308
Other assets..................................................................        4,015       27,851
                                                                                 ----------  -----------
          Total assets........................................................   $  973,834 $  1,663,182
                                                                                 ========== ============


                      Liabilities and Stockholders' Deficit
Current liabilities
    Current portion of long-term debt.........................................  $       386 $      6,487
    Current portion of capitalized lease obligations..........................        6,741       59,021
    Accounts payable and accrued expenses.....................................       95,685      159,252
    Deferred revenues.........................................................           __        2,105
    Net liabilities of discontinued operations................................           __        7,254
                                                                                -----------  -----------
          Total current liabilities...........................................      102,812      234,119
Capitalized lease obligations, less current portion...........................       21,392       49,354
Long-term debt, less current portion..........................................      768,469    1,396,635
Other liabilities.............................................................                    12,588
Deferred income taxes.........................................................       24,000       18,500
                                                                                -----------  -----------
          Total liabilities...................................................      916,673    1,711,196
                                                                                -----------  -----------

Series C cumulative exchangeable redeemable preferred stock, liquidation
    preference of $201,478 including accumulated dividends....................      175,553      201,478
Series D senior cumulative convertible redeemable preferred
    stock, liquidation preference of $200,000.................................           __      200,000
Commitments and contingencies
Stockholders' equity (deficit)
    Series A preferred stock 3,910 shares and 4,150 shares issued
           and outstanding, respectively......................................           39           41
    Series E preferred stock, liquidation preference of $4,501,
           no shares and 75 shares issued and outstanding, respectively.......           __            1
    Common stock, par value $.01; authorized 200,000 shares, issued
          and outstanding  34,611 and 41,403, respectively....................          346          414
    Additional paid-in-capital................................................      255,741      404,112
    Accumulated deficit.......................................................     (374,518)    (819,242)
    Accumulated other comprehensive loss......................................           --      (34,818)
                                                                                -----------  -----------
          Total stockholders' deficit.........................................     (118,392)    (449,492)
                                                                                -----------  -----------
          Total liabilities, redeemable preferred stock and
              stockholders' deficit...........................................    $ 973,834  $ 1,663,182
                                                                                ===========  ===========

                 See Notes to Consolidated Financial Statements

                  WinStar Communications, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                           For the Year Ended
                                                                               December 31,
                                                                  --------------------------------------
                                                                    1996           1997           1998
                                                                  --------       --------       --------
Operating revenues
    Telecommunications services
          Core..............................................    $      604    $    22,653       $141,466
          Other.............................................         3,883          7,143         49,643
                                                                ----------    -----------    -----------
          Total telecommunications services.................         4,487         29,796        191,109
    Information services....................................        14,650         41,354         53,338
                                                                ----------    -----------    -----------
Total operating revenues....................................        19,137         71,150        244,447
                                                                ----------    -----------    -----------

Operating expenses
    Cost of services and products...........................        21,389         73,898        204,748
    Selling, general and administrative expenses............        47,497        150,688        263,155
    Depreciation and amortization...........................         3,764         25,102         74,953
                                                                ----------    -----------    -----------
Total operating expenses....................................        72,650        249,688        542,856
                                                                ----------    -----------    -----------

Operating loss..............................................       (53,513)      (178,538)     (298,409)
Other (expense) income
    Interest expense........................................       (36,748)       (77,257)     (156,599)
    Interest income.........................................        10,515         17,577        29,758
    Other income............................................            --          2,219            --
                                                                ----------    -----------    -----------
Loss from continuing operations before income tax benefit...       (79,746)      (235,999)     (425,250)
Income tax benefit..........................................            --          2,500          5,500
                                                                ----------    -----------    -----------
Loss from continuing operations.............................       (79,746)      (233,499)     (419,750)
                                                                ----------    -----------    -----------

Discontinued operations
    Loss from operations....................................        (3,977)        (9,985)       (2,702)
    Estimated loss on disposal (including a provision
        of $4,183 in 1998 for operating losses during
        the phase out period)...............................            --         (6,000)      (22,272)
                                                                ----------    -----------    -----------
Loss from discontinued operations...........................        (3,977)       (15,985)      (24,974)
                                                                ----------    -----------    -----------

Net loss....................................................       (83,723)      (249,484)     (444,724)
Preferred stock dividends...................................            --         (5,879)      (42,968)
                                                                ----------    -----------    -----------
Net loss applicable to common stockholders..................     $ (83,723)     $(255,363)    $(487,692)
                                                                ==========    ===========    ===========
Basic and diluted loss per share:
    From continuing operations..............................    $    (2.86)  $      (7.20)   $   (11.96)
    From discontinued operations............................         (0.14)         (0.48)        (0.65)
                                                                ----------    -----------    -----------
Net loss per share..........................................    $    (3.00)  $      (7.68)   $   (12.61)
                                                                ==========    ===========    ===========
Weighted average shares outstanding.........................        27,911         33,249         38,681
                                                                ==========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                  WinStar Communications, Inc. And Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                      For the Year Ended December 31, 1996
                                 (In thousands)

                                                                                                  Treasury Stock
                                                                                     -------------------------------------
                             Preferred B       Common Stock    Additional               Common Stock     Preferred Stock B
                          ----------------   ----------------   Paid-In  Accumulated -----------------   -----------------
                          Shares    Amount   Shares    Amount   Capital    Deficit   Shares     Amount    Shares   Amount
                          ------    ------   ------    ------   -------    -------   ------     ------   -------   ------
Balances at
  December 31, 1995...     0.69    $  689    29,708   $  297   $103,837   $(41,311) (2,507)    $(36,348)  (0.69)  $(3,330)
Issuances of
  common stock........                        1,383       14      9,619

Acquisition of
  treasury shares.....                                                                (150)      (3,056)

Retirement of
  treasury shares.....    (0.69)     (689)   (2,657)     (27)   (42,018)             2,657       39,404    0.69     3,330

Amortization of
  deferred compensation

Conversion of
  long-term debt......                          555        6      3,878

Fair value of stock
  options granted to
  non-employees and
   other, net.........                                              120

Comprehensive loss:
Net loss..............                                                     (83,723)

Unrealized gain on
  investments in marketable
  equity securities...

Total comprehensive loss
                          -----   -------    ------   ------   --------  ---------  ------     --------  ------   -------
Balances at
  December 31, 1996...       --    $   --    28,989   $  290   $ 75,436  $(125,034)     --     $     --      --   $    --
                          =====   =======    ======   ======   ========  =========  ======     ========  ======   =======

                                                        Accumulated      Total
                                                           Other      Stockholders'
                                            Deferred   Comprehensive     Equity
                                          Compensation Income (Loss)   (Deficit)
                                          ------------ -------------  ------------

Balances at
  December 31, 1995...                      $  (1,100)    $    (982)   $ 21,752
Issuances of
  common stock........                                                    9,633

Acquisition of
  treasury shares.....                                                   (3,056)

Retirement of
  treasury shares.....                                                       --

Amortization of
  deferred compensation                         1,100                     1,100

Conversion of
  long-term debt......                                                    3,884

Fair value of stock
  options granted to
  non-employees and
   other, net.........                                                      120

Comprehensive loss:
Net loss..............                                                  (83,723)

Unrealized gain on
  investments in marketable
  equity securities...                                          619         619
                                                                       --------

Total comprehensive loss                                                (83,104)
                                            ---------     =========    ========
Balances at
  December 31, 1996...                      $      --     $    (363)   $(49,671)
                                            =========     =========    ========

                 See Notes to Consolidated Financial Statements


                                   WinStar Communications, Inc. and Subsidiaries
                             Consolidated Statement of Stockholders' Equity (Deficit)

                                       For the Year Ended December 31, 1997
                                                   (In thousands)


                                                  Preferred
                                                      A                      Common Stock         Additional
                                             ---------------------       --------------------      Paid-In
                                             Shares         Amount       Shares        Amount      Capital
                                             ------        -------       ------       -------     ----------
Balances at December 31, 1996.........           --      $     --        28,989    $     290    $  75,436
Issuances of common stock for
  option exercises and other..........                                    1,218           12        8,769
Issuances of common stock for
  acquisitions and licenses...........                                    3,984           40       83,311
Issuance of preferred stock Series A..        4,000            40                                  95,960
Dividends declared on Series A
  preferred stock.....................                                                             (5,326)
Issuances of Series A preferred
  stock as dividends in kind..........          213             2                                   5,324
Dividends on Series C preferred stock.                                                               (553)
Conversion of Series A preferred
  stock to common stock...............         (303)           (3)          420            4           (1)
Series C preferred stock issuance
  costs and other, net................                                                             (7,179)
Comprehensive loss:
Net loss..............................
Unrealized gain on investments in
  marketable equity securities........

Total comprehensive loss
                                          ---------     ---------     ---------    ---------    ---------
Balances at December 31, 1997.........        3,910     $      39        34,611    $     346    $ 255,741
                                          =========     =========     =========    =========    =========

(RESTUBBED TABLE)
                                                                         Accumulated     Total
                                                                            Other     Stockholders'
                                                           Accumulated  Comprehensive    Equity
                                                             Deficit    Income (Loss)  (Deficit)
                                                           -----------  -------------   -------



Balances at December 31, 1996.........                     $(125,034)    $    (363)    $ (49,671)
Issuances of common stock for
  option exercises and other..........                                                     8,781
Issuances of common stock for
  acquisitions and licenses...........                                                    83,351
Issuance of preferred stock Series A..                                                    96,000
Dividends declared on Series A
  preferred stock.....................                                                    (5,326)
Issuances of Series A preferred
  stock as dividends in kind..........                                                     5,326
Dividends on Series C preferred stock.                                                      (553)
Conversion of Series A preferred
  stock to common stock...............
Series C preferred stock issuance
  costs and other, net................                                                    (7,179)
Comprehensive loss:
Net loss..............................                      (249,484)                   (249,484)
Unrealized gain on investments in
  marketable equity securities........                                         363           363
                                                                                      ----------
Total comprehensive loss                                                                (249,121)
                                                          ----------     ---------    ==========
Balances at December 31, 1997.........                     $(374,518)     $     --     $(118,392)
                                                          ==========     =========    ==========

                 See Notes to Consolidated Financial Statements

                  WinStar Communications, Inc. And Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                      For the Year Ended December 31, 1998
                                 (In thousands)

                                                                                                             Additional
                                                    Preferred A         Preferred E        Common Stock       Paid in
                                                  Shares    Amount   Shares    Amount    Shares     Amount    Capital
                                                  ------    ------   ------    ------    ------     ------    -------
Balances at December 31, 1997..............         3,910      $ 39        -       $ -     34,611      $346    $255,741
Isssuance of common stock..................
    For stock option exercises and other...                                                 1,814        18      20,556
    For acquisitions and licenses..........                                                 3,025        31      99,850
    For investment in marketable equity                                                     1,525        15      60,329
securities.................................
Dividends declared on Series A preferred
    stock..................................                                                                      (6,000)
Dividends on Series C preferred stock......                                                                     (25,925)
Dividends on Series D preferred stock......                                                                     (11,043)
Issuance of Series E preferred stock.......                               75         1                            2,477
Issuance of Series A preferred stock as
    dividends-in-Kind......................           240         2                                               5,998
Issuance of common stock as dividends on
    Series D preferred stock...............                                                   428         4      10,456
Preferred stock issuance costs and other,
    net....................................                                                                      (8,327)
Comprehensive Loss:........................
    Net loss...............................
    Unrealized loss on investments in
       marketable equity Securities........
Total comprehensive loss...................
                                                ---------    ------   ------    ------    -------    ------   ---------
Balances at December 31, 1998..............         4,150      $ 41       75       $ 1     41,403      $414    $404,112
                                                =========    ======   ======    ======    =======    ======   =========
(RESTUBBED TABLE)
                                                                       Accumulated       Total
                                                                          Other       Stockholder's
                                                        Accumulated   Comprehensive      Equity
                                                          Deficit          Loss        (Deficit)
                                                          -------          ----        ---------
Balances at December 31, 1997..............              $  (374,518)     $      -    $ (118,392)
Isssuance of common stock..................
    For stock option exercises and other...                                               20,574
    For acquisitions and licenses..........                                               99,881
    For investment in marketable equity                                                   60,344
securities.................................
Dividends declared on Series A preferred
    stock..................................                                               (6,000)
Dividends on Series C preferred stock......                                              (25,925)
Dividends on Series D preferred stock......                                              (11,043)
Issuance of Series E preferred stock.......                                                2,478
Issuance of Series A preferred stock as                                                    6,000
dividends-in-Kind..........................
Issuance of common stock as dividends on
   Series D preferred stock................                                               10,460
Preferred stock issuance costs and other,
   net.....................................                                               (8,327)
Comprehensive Loss:........................
   Net loss................................                 (444,724)                   (444,724)
   Unrealized loss on investments in
     marketable equity Securities..........                                (34,818)      (34,818)
                                                                                      ----------
Total comprehensive loss...................                                             (479,542)
                                                         -----------     ---------    ==========
Balances at December 31, 1998..............              $  (819,242)     $(34,818)   $ (449,492)
                                                         ===========     =========    ==========

                 See Notes to Consolidated Financial Statements

                  WinStar Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                      For the Year Ended December 31,
                                                                ----------------------------------------
                                                                   1996            1997           1998
                                                                   ----            ----           ----
    Net loss..............................................      $ (83,723)     $(249,484)     $ (444,724)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
          Net loss from discontinued operations...........          3,977         15,985          24,974
          Depreciation and amortization...................          3,764         25,102          74,953
          Deferred income tax benefit.....................             --         (2,500)         (5,500)
          Provision for doubtful accounts.................            327          3,964          22,692
          Non cash interest expense.......................         36,520         56,166         111,530
          Decrease (increase) in operating assets:
              Accounts receivable.........................         (5,325)       (23,392)       (39,655)
              Inventories.................................         (1,897)        (9,217)        (2,732)
              Prepaid expenses and other current assets...        (14,164)           441        (16,083)
              Other assets................................         (1,904)          (199)       (23,814)
          Increase in accounts payable and accrued expenses        11,755         51,670          34,661
          Net assets used in discontinued operations......         (4,813)       (11,568)       (16,576)
          Other, net......................................            186             --             --
                                                                 --------       --------      ---------
Net cash used in operating activities.....................        (55,297)      (143,032)      (280,274)
                                                                 --------       --------      ---------
Cash flows from investing activities:
    Decrease (increase) in short-term investments, net....         46,597         10,094        (87,870)
    Decrease (increase) in other investments, net.........          6,447             --             --
    Purchase of property and equipment, net...............        (46,651)      (213,252)      (372,660)
    Proceeds from sale of equipment.......................             --             --         22,333
    Acquisitions, net of cash acquired, including
       licenses...........................................         (2,121)       (40,190)      (216,501)
    Other, net............................................         (1,619)         2,494             --
                                                                 --------       --------      ---------
Net cash (used in) provided by investing activities.......          2,653       (240,854)      (654,698)
                                                                 --------       --------      ---------
Cash flows from financing activities:
    Proceeds from (repayments) of long-term debt, net.....         (1,069)       412,029        484,952
    Net proceeds from redeemable preferred stock..........             --        168,138        191,914
    Net proceeds from equity transactions.................          6,295        104,781         20,574
    Net proceeds from sale of minority equity interest
       in subsidiary......................................             --             --          9,900
    Proceeds from equipment lease financing...............          8,345          9,912         42,880
    Payment of capital lease obligations..................         (2,264)        (3,740)        (6,770)
    Other, net............................................         (1,010)          (316)        (2,780)
                                                                 --------       --------      ---------
Net cash provided by financing activities.................         10,297        690,804        740,670
                                                                 --------       --------      ---------
Net increase (decrease) in cash and cash equivalents......        (42,347)       306,918       (194,302)
Cash and cash equivalents at beginning of period..........        137,988         95,641        402,559
                                                                 --------       --------      ---------
Cash and cash equivalents at end of period................         95,641        402,559        208,257
Short-term investments at end of period...................         26,997         16,903        104,773
                                                                 --------       --------      ---------
Cash, cash equivalents and short-term investments
    at end of period......................................       $122,638       $419,462       $313,030
                                                                 ========       ========      =========

                 See Notes to Consolidated Financial Statements

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the Company's former merchandising subsidiary, WinStar Global Products, Inc. ("Global Products") and the Company's residential long distance subsidiary WinStar Gateway Network, Inc. ("Gateway") as discontinued operations (reference is made to Note 21).

Nature of Business

     The Company is a facilities-based provider of telecommunications services primarily to business in a growing number of major markets throughout the United States. Through its local broadband (i.e. high capacity) networks, the Company offers its customers a variety of individual and bundled services, including local and long distance voice services, high-speed data transport, Internet access and other enhanced communications services. Additionally, the Company markets and distributes information content and services both in traditional markets (such as television, video, cable and radio) and through the bundling of content as an enhanced telecommunications service. The Company's telecommunications services are subject to varying degrees of federal, state and local regulation.

     To capitalize on opportunities in the telecommunications industry, the Company is pursuing a rapid expansion of its telecommunications services to 60 U.S. markets by the end of 2000 and up to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures and anticipated operating losses. The Company may elect to slow the speed or narrow the focus of this expansion in the event it is unable to obtain sufficient amounts of capital on acceptable terms.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market fund investments, short-term certificates of deposit, U.S. Government or Government Agency Securities and commercial paper. Exclusive of cash in banks, cash equivalents at December 31, 1997 and 1998 were approximately $395.3 million and approximately $160.1 million, respectively, which approximates fair value.

     Included in other assets as of December 31, 1998 is approximately $10.4 million of restricted cash which serves as collateral on letters of credit totaling approximately $10.4 million.

Short-term Investments

     Short-term investments are widely diversified and principally consist of certificates of deposit, money market deposits, U.S. Government or Government agency securities, commercial paper rated "A-1/P-1" or higher, and municipal securities rated "A" or higher with an original maturity of greater than three months and less than twelve months. Short-term investments are considered held-to-maturity and are stated at amortized cost which approximates fair value. As of December 31, 1997 and 1998, cash, cash equivalents and short-term investments totaled approximately $419.5 million and approximately $313.0 million, respectively.

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies (Continued)

Inventories

     Inventories are composed of film inventories and computer equipment inventories. Film inventories include direct and indirect production costs, which are amortized to expense in the proportion that revenue recognized during the year for each film bears to the estimated total revenue to be received from all sources under the individual film forecast method. Management's estimate of forecasted revenues exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing market conditions. Computer equipment inventories are carried at the lower of cost or market using the specific identification method.

Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization are generally computed using the straight-line method over the estimated useful lives of the related assets.

     The Company constructs certain of its own network systems and related facilities. Certain internal costs directly related to the construction of such facilities, including salaries of certain employees, are capitalized. Such costs amounted to approximately $6.1 million and $31.2 million for the years ended December 31, 1997 and 1998, respectively, and were insignificant in prior years.

     Costs incurred during the application development stage for internal use software are capitalized as incurred in accordance with AICPA Statement of Position No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Such costs amounted to approximately $7.1 million and $8.9 million for the years ended December 31, 1997 and 1998, respectively, and were insignificant in prior years.

     The Company follows the policy of capitalizing interest expense as a component of the cost of its telecommunications equipment constructed for its own use. Interest capitalized amounted to approximately $0.3 million, $4.2 million and $1.7 million for the years ended December 31, 1996, 1997 and 1998, respectively.

Spectrum Licenses and Other Intangible Assets

     Spectrum licenses were acquired by business combinations, third party purchases, applications to the Federal Communications Commission ("FCC") and auctions. Intangible assets arose in connection with business combinations and include goodwill and purchased customer lists. Spectrum licenses and intangible assets are being amortized by the straight-line method over their estimated useful lives.

     The Company's policy is to measure long lived asset impairment by considering a number of factors as of each balance sheet date including (i) current operating results of the applicable business, (ii) projected future operating results of the applicable business, (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business, and (iv) any other material factors that affect the continuity of the applicable business. The amortization period for goodwill and purchased customer lists is determined on a case-by-case basis for each acquisition from which goodwill and purchased customer lists arise based on a review of the nature of the business acquired as well as the factors cited above. The amortization period for licenses is forty years which is consistent with industry practice.

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies (Continued)

Income Taxes

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

Revenue Recognition

     Telecommunications services revenues are recorded upon placing of calls or as a monthly recurring usage charge. The Company entered into a 25 year Indefeasible Right of Use ("IRU") to provide local Wireless Fiber capacity to another telecommunications company. Revenues from this transaction will be recognized ratably over the life of the agreement (See Note 10). Professional services revenues are recognized under the percentage of completion method. Information services revenues from film productions are recognized when a program is accepted by the licensee and is available for broadcast. Revenues from the licensing of film productions are recognized when the license period begins and the film is available for broadcast. Revenues from advertising sales are recognized when the related advertising is broadcast.

Basic and Diluted Loss Per Share

     Basic and diluted loss per share is calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period. Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. (See Notes 13, 14 and 15.)

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

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 2--Acquisitions

    1996 Acquisitions

    In October 1996, a subsidiary of the Company acquired certain assets of Local Area Telecommunications, Inc. ("Locate"), comprising its business as a competitive access provider of local digital microwave distribution services and facilities to large corporations and to interexchange and other common carriers. The assets acquired include multiple 38GHz licenses in the New York metropolitan area. The purchase price for such assets was $17.5 million, and was paid in the form of promissory notes which were paid in full in 1997. The acquisition was treated as a purchase for accounting purposes, with the majority of the purchase price allocated to licenses, which are being amortized on a straight-line basis over 40 years. The accounts of Locate have been consolidated into the Company's financial statements as of the date of the acquisition.

   1997 Acquisitions

     On January 2, 1997, a subsidiary of the Company merged with the corporate shareholders of Milliwave Limited Partnership ("Milliwave"), a large holder of 38 GHz licenses in the United States, covering 160 million people in more than 80 major markets. The merger consideration paid by the Company to the shareholders of the corporate partners of Milliwave was $115.7 million ($40.7 million in cash and 3.6 million shares of the Company's common stock, which had an aggregate market value of $75.0 million). The merger was treated as a purchase for accounting purposes with the purchase price principally allocated to licenses. In addition, approximately $26.5 million of deferred tax liabilities were recorded in connection with the acquisition, with a corresponding allocation to licenses, which are being amortized on a straight-line basis over 40 years. Milliwave had minimal operations prior to its merger into the Company. The accounts of Milliwave have been consolidated into the Company's financial statements as of the date of acquisition.

     During 1997, the Company acquired certain other telecommunications and enhanced information services companies which were treated as purchases for accounting purposes and were not material.

     Unaudited pro forma results of operations for acquisitions consummated during 1997 have not been included because they are not material to the consolidated statement of operations of the Company.

   Acquisition of Assets

     In October 1997, a subsidiary of the Company purchased certain telecommunications assets from US ONE Communications Corp., US ONE Communications Services, Corp. and US ONE Communications of New York, Inc. which were entities in bankruptcy under chapter 11 of the United States Bankruptcy Code. The aggregate purchase price was approximately $81.3 million, which was paid in cash. Included in fixed assets are certain equipment which the Company plans to sell within the near term.

   Acquisition of Additional Licenses

     During 1997, the Company acquired licenses for a total cost of $10.4 million, $7.5 million of which was paid in common stock.

   1998 Acquisitions

     On January 21, 1998, pursuant to an agreement between the Company and Midcom Communications Inc. and its subsidiaries ("Midcom"), the Company acquired substantially all of Midcom's assets and businesses for a purchase price of approximately $92.0 million in cash. The purchase price is subject to a downward adjustment under certain circumstances. Midcom was an entity in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2--Acquisitions (Continued)

     The Company retained an independent third party to fully evaluate the assets and certain liabilities of Midcom, in order to complete the allocation of the purchase price of the acquisition. The results of this evaluation did not result in a material adjustment. The acquisition was treated as a purchase for accounting purposes. The financial statements of Midcom have been consolidated into the Company's financial statements as of the date of acquisition.

     Midcom was a provider of long distance voice and frame relay data telecommunications services primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

     Unaudited pro forma results of operations (in thousands, except per share data), which reflect the combined operations of the Company and Midcom as if the acquisition was consummated at the beginning of the earliest period presented, are as follows:

                                              For the Year Ended         For the Year Ended
                                               December 31, 1997         December 31, 1998
                                               -----------------         -----------------
       Operating revenues                          $169,433                  $248,219

       Net loss applicable to
          Common stockholders                      (348,200)                $(488,094)

       Basic and diluted loss per share            $ (10.47)                  $(12.62)

     The unaudited pro forma results of operations do not purport to represent the results of operations that would have actually resulted had the purchase occurred at the beginning of the earliest period presented, nor should it be taken as indicative of future results of operations.

     During 1998, the Company acquired a number of small companies engaged in professional services, systems integration, and Internet-related services, primarily to supplement its existing broadband service offerings. The accounts of the acquired companies have been consolidated with the Company's financial statements as of the effective date of the acquisitions. These acquisitions were treated as purchases for accounting purposes. The aggregate consideration for the acquisitions was approximately $85.8 million, consisting of $46.0 million in cash, 319,362 shares of the Company's common stock valued at $37.3 million and 75,100 shares of the Company's Series E preferred Stock valued at $2.5 million. (See Note 12).

     Unaudited pro forma results of operations for acquisitions consummated through 1998, other than Midcom, have not been included because they are not material to the consolidated statement of operations of the Company.

     Acquisition of Additional Licenses

     During 1998, the Company won 15 LMDS licenses in an auction conducted by the FCC for a net bid of $43.6 million. These LMDS licenses enable the Company to utilize the 28 GHz spectrum, along with its existing bandwidth in the 38GHz part of the spectrum. The Company additionally acquired 850 MHz of 28 GHz capacity covering the New York City area for $32.6 million in cash. The Company acquired certain other licenses from third parties for approximately $64.8 million which was principally paid for with common stock of the Company. As of December 31, 1998, the Company had commitments to acquire additional licenses for a purchase price of $1.9 million, payable in shares of common stock of the Company or in certain instances, at the Company's election, cash

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3--Investments in Marketable Equity Securities

     In June , 1998, the Company purchased approximately 3,314,000 shares of Advanced Radio Telecom Corp. ("ART"), which represented approximately 14.9% of the then outstanding common stock of ART, and certain other equity securities of other issuers, from private investors. The Company issued one share of its common stock in exchange for every 2.2 shares of ART purchased. The conversion ratio resulted in a purchase price of approximately $17.90 per ART share based on the Company's closing stock price on the date the transaction was closed. The Company issued approximately 1,525,000 restricted common shares in connection with the transaction and received the ART shares and certain other unrelated assets. The marketable securities acquired are accounted for as "Available for Sale Securities". The Company has recorded an "other comprehensive loss" (representing unrealized losses on these securities) of $34.8 million in the Statement of Shareholders' Equity (Deficit). As of March 25, 1999, the other comprehensive loss would have been reduced to $22.8 million.

Note 4--Inventories

     Inventories consist of the following:
                                                              December 31,      December 31,
                                                                 1997              1998
                                                                 ----              ----
                                                                     (In Thousands)
       Film inventories                                         $10,296            $13,010
       Computer equipment inventories                                 -              1,870
                                                                -------           --------
                                                                $10,296           $ 14,880
                                                                =======           ========

Note 5--Property and Equipment

     Property and equipment consist of the following:

                                                              December 31,       December 31,         Estimated
                                                                  1997               1998            Useful Life
                                                                  ----               ----            -----------
                                                                       (In Thousands)
      Telecommunications equipment
        and software..................................           $271,466           $566,331      5 to 10 years
      Furniture, fixtures and other...................             12,090             25,773      4 to 5 years
      Leasehold improvements..........................             22,940             18,234      Lesser of life of
                                                                ---------         ----------      lease or life of
                                                                  306,496            610,338      the asset
      Less: accumulated depreciation and amortization.            (40,461)           (98,100)
                                                                ---------         ----------
                                                                  266,035            512,238
      Network construction in progress................             18,800            127,435
                                                                ---------         ----------
                                                                 $284,835           $639,673
                                                                =========         ==========

                  WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 6--Other Intangible Assets and Licenses

     Other intangible assets consist of the following:

                                                              December 31,       December 31,         Estimated
                                                                  1997               1998            Useful Life
                                                                  ----               ----            -----------
                                                                       (In Thousands)
       Goodwill.......................................            $15,569          $158,368         5 to 30 years
       Purchased customer lists.......................                 --            29,758         5 to 25 years
       Covenants not to compete and other.............                  4             1,881         5 to 10 years
                                                                 --------        ----------
                                                                   15,573           190,007
       Less accumulated amortization..................             (1,280)          (11,957)
                                                                 --------        ----------
                                                                  $14,293          $178,050
                                                                 ========        ==========

     The Company's 38GHz licenses and 28GHz LMDS licenses are subject to renewal by the FCC in February 2001 and August 2008, respectively. As of December 31, 1997 and 1998, the carrying value of licenses was $174.8 million and $310.6 million, net of accumulated amortization of $4.9 million and $11.3 million, respectively. (See Note 2).

Note 7--Long-Term Debt

     Long-term debt consists of the following:

                                                                              December 31,    December 31,
                                                                                  1997            1998
                                                                                ---------       ---------
                                                                                     (In Thousands)
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC...................         $200,000        $200,000
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC II................           50,000          50,000
14% Senior Discount Notes Due 2005......................................          201,843         231,051
14 1/2% Senior Deferred Interest Notes Due 2005.........................          111,691         128,474
15% Senior Subordinated Deferred Interest Notes Due 2007................          103,542         119,695
14% Convertible Senior Subordinated Discount Notes
    Due 2005............................................................          100,922         115,525
10% Senior Subordinated Notes Due 2008..................................                -         200,000
11% Senior Subordinated Deferred Interest Notes Due 2008................                -         271,897
Lucent Debt.............................................................                -          77,514
Other Notes Payable.....................................................              857           8,966
                                                                                 --------      ----------
    Total...............................................................          768,855       1,403,122
Less Current Portion....................................................              386           6,487
                                                                                 --------      ----------
Total Long Term Debt....................................................         $768,469      $1,396,635
                                                                                 ========      ==========

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

                 WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7--Long-Term Debt (Continued)

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

     The WEC Notes bear interest at a rate of 12 1/2% per annum, payable on March 15 and September 15, commencing September 15, 1997. The WEC Notes will mature on March 15, 2004 and are redeemable on or after March 15, 2002, at the option of the Company, in whole or in part, at certain specified prices. Additionally, in the event that by March 18, 1999, the Company has not applied the $200.0 million of proceeds from the sale of the WEC Notes to fund the acquisition costs of Designated Equipment (as defined), the Company is required to redeem the WEC Notes in an aggregate principal amount equal to such shortfall at a redemption price of 112.5% of such principal amount, plus accrued interest, if any, to the date of redemption. Subsequent to December 31, 1998, the Company utilized the entire remaining proceeds to fund Designated Equipment.

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

                 WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 7--Long-Term Debt (Continued)

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

     The October 1997 Notes are unsecured, senior subordinated obligations of the Company, rank pari passu in right of payment with the 1995 Convertible Notes and are junior in right of payment to all existing and future senior indebtedness of the Company. The October 1997 Notes bear interest at a rate of 15% per annum, and are payable on March 1 and September 1, commencing September 1, 2002. Until March 1, 2002, interest on the Notes will accrue and be compounded semiannually on each Semi Annual Interest Accrual Date (as defined in the Indenture relating to the October 1997 Notes), but will not be payable in cash. Interest on the Accumulated Amount (as defined in the Indenture relating to the October 1997 Notes) of the Notes as of March 1, 2002 will be payable semiannually commencing September 1, 2002. The Notes will mature on March 1, 2007 and are redeemable on or after March 1, 2002, at the option of the Company, in whole or in part, at certain specified prices.

     In accordance with the terms of the WEC Notes, WEC II Notes, October 1997 Notes and the 1997 Senior Notes (collectively, the "1997 Notes"), the Company consummated exchange offers whereby the 1997 Notes were exchanged for new notes which were identical in every respect to the original 1997 Notes except that the new Notes were registered under the Securities Act of 1933.

1998 Debt Placements

     In March 1998, the Company issued $200.0 million in aggregate principal amount of its 10% Senior Subordinated Notes Due 2008 (the "1998 Cash-Pay Notes") and $250.0 million in aggregate principal amount of its 11% Senior Subordinated Deferred Interest Notes Due 2008 (the "1998 Deferred Interest Notes" and, together with the 1998 Cash-Pay Notes, the "1998 Notes"). The 1998 Notes are unsecured, senior subordinated obligations, rank pari passu in right of payment with the Convertible Notes and the 1997 Senior Subordinated Notes, and are junior in right of payment to all of our existing and future senior indebtedness.

     The 1998 Cash-Pay Notes bear interest at a rate of 10%, payable on March 15 and September 15, commencing September 15, 1998. The 1998 Cash-Pay Notes will mature on March 15, 2008 and are redeemable on or after March 15, 2003, at the Company's option, in whole or in part, at specified prices, plus accrued interest, if any, to the date of redemption. Subsequent to December 31, 1998, the Company utilized the entire remaining proceeds to fund Designated Equipment.

     The 1998 Deferred Interest Notes bear interest at a rate of 11%, payable on March 15 and September 15, commencing September 15, 2003, interest on the 1998 Deferred Interest Notes will accrue and be compounded semiannually, but will not be payable in cash. Interest on the Accumulated Amount (as defined in the indenture governing the 1998 Deferred Interest Notes) of the 1998 Deferred Interest Notes as of March 15, 2003 will be payable semiannually commencing September 15, 2003. The 1998 Deferred Interest Notes will mature on March 15, 2008 and are redeemable on or after March 15, 2003, at the Company's option, in whole or in part, at specified prices, plus accrued and unpaid interest, if any, to the date of redemption.

     In accordance with the terms of the 1998 Notes, the Company consummated an exchange offer whereby these Notes were exchanged for new notes which were identical in every respect to the original 1998 Notes except that the new notes were registered under the Securities Act of 1933.

                 WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 7--Long-Term Debt (Continued)

Lucent Credit Agreement

     In October 1998, the Company, one of its wholly-owned subsidiaries and Lucent Technologies, Inc. ("Lucent") entered into a supply agreement to facilitate the Company's purchase of equipment and related services from Lucent. Additionally, the Company, one of its wholly-owned subsidiaries, Lucent, as administrative agent and lender, and State Street Bank and Trust Company, as collateral agent ("State Street Bank"), entered into a credit agreement which sets forth the terms and conditions under which Lucent (or its assignee lenders) will provide the Company with purchase money financing (the "Credit Commitments") for purchases made under the Supply Agreement in an aggregate amount of up to $2.0 billion in connection with the buildout of our domestic and international broadband network. The Credit Commitments may be drawn by the Company as and when needed during the buildout of the network. The credit agreement allows for aggregate borrowings of up to $2.0 billion; provided, however, that Lucent is not required to have outstanding at any one time aggregate loans and commitments in excess of $500.0 million. As of December 31, 1998, the Company had borrowed $77.5 million under the credit agreement and had $422.5 million available under this agreement. Additional amounts of the Credit Commitments become available on a dollar-for-dollar basis as and if the loans or unfunded commitments are syndicated by Lucent to other lenders. The Company may draw against the available Credit Commitments until they have been fully drawn or, if earlier, the fifth anniversary of the credit agreement. The credit agreement provides that borrowings will fall into one of five annual tranches ("Tranches"). The Tranche under which a loan is drawn will determine when such loan is to be repaid.

     Interest on each loan made under the Credit Commitments will accrue at a floating rate equal to, at the Company's election, either a base rate (determined in relation to the then current prime rate) or an adjusted Eurodollar rate ("LIBOR"), in each case plus a margin which may vary over the life of the facility. Interest will be payable quarterly in arrears for base rate advances and at the end of each interest period (which can be one, three or six months in length, at the Company's election) for LIBOR advances; provided, however, that interest on loans accruing during the first year of the Tranche of which such loan is a part may, at the Borrower's election, be deferred and the deferred interest shall accrue interest at the same rates as the principal of the loans.

      The principal of any Tranche as well as any deferred interest thereon will be repaid in sixteen equal installments, payable on the last day of each calendar quarter, commencing on the last day of the first quarter following the fourth anniversary of the date the applicable Tranche first becomes available.

      Loans made under the credit agreement are also subject to mandatory prepayment upon the occurrence of certain events, including (1) receipt by the Company or its Restricted Subsidiaries (as defined in the credit agreement) of proceeds of certain asset sales or casualty events which are not reinvested in the Company's business and (2) the generation of Excess Cash Flow (as defined in the credit agreement), if any, by us. The Company will also be entitled to prepay the loans at its option at any time.

      Loans made under the credit agreement will be secured by a purchase money security interest in the equipment comprising the network, to the extent the purchase of such equipment is financed under the credit agreement. Additionally, the obligations under the credit agreement are guaranteed by the Company and certain of the Company's subsidiaries.

                 WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7--Long-Term Debt (Continued)

      In connection with the arranging and making of the Credit Commitments, the Company is required to pay various arrangement, commitment and other fees to Lucent and its assignee lenders in amounts customary for facilities of this type.

     The terms of the Indentures relating to the 1995, 1997 and 1998 Debt Placements, the Lucent Credit Agreement and the Certificates of Designation relating to certain of the Company's Preferred Stock agreements (see Notes 12, 13 and 14) contain covenants placing certain restrictions on the ability of the Company to pay dividends or make other restricted payments, incur additional indebtedness, issue guarantees, sell assets, or enter into certain other specified transactions, as well as the requirements to meet certain financial ratios.

     Maturities of long-term debt at December 31, 1998, are as follows:

                                                                                            (In Thousands)
                                                                                            --------------
1999.....................................................................                          $6,487
2000.....................................................................                           1,060
2001.....................................................................                             927
2002.....................................................................                             492
2003.....................................................................                           4,844
Thereafter...............................................................                      $1,389,312
                                                                                               ----------
                                                                                               $1,403,122
                                                                                               ==========

Note 8--Fair Value of Financial Instruments

     The fair value of the Company's financial instruments classified as current assets or liabilities, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short maturity of these items. Investment in marketable equity securities are carried at quoted market value.

     The fair values of capitalized lease obligations approximate carrying value based on their effective interest rates compared to current market rates.

     Estimated fair values of the Company's Long Term Notes Payable, Convertible Notes Payable, Exchangeable Redeemable Preferred Stock and Cumulative Convertible Redeemable Preferred Stock which were calculated based upon quoted market prices, are as follows:

                                                                 December 31, 1997      December 31, 1998
                                                                --------------------  --------------------
                                                                Carrying              Carrying
                                                                 Amount   Fair Value   Amount   Fair Value
                                                                 ------   ----------  --------  ----------
                                                                              (In Thousands)
14% Senior Discount Notes Due 2005...........................   $201,843   $233,000   $231,051   $169,000
14% Convertible Senior Subordinated Discount Notes Due 2005..   $100,922   $216,000   $115,525   $179,000
14 1/2% Senior Deferred Interest Notes Due 2005..............   $111,691   $132,000   $128,474   $148,000
15% Senior Subordinated Deferred Interest Notes Due 2007.....   $103,542   $123,000   $119,695   $111,000
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC........   $200,000   $225,000   $200,000   $204,000
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC II.....   $ 50,000   $ 56,000   $ 50,000   $ 50,000
10% Senior Subordinated Notes Due 2008.......................          -          -   $200,000   $168,000
11% Senior Subordinated Deferred Interest Notes Due 2008.....          -          -   $271,897   $204,000
Lucent Debt..................................................          -          -   $ 77,514   $ 78,000
14 1/4% Series C Senior Cumulative Exchangeable Redeemable
    Preferred Stock Due 2007.................................   $175,553   $178,000   $201,478   $161,000
7% Series D Senior Cumulative Convertible Redeemable
    Preferred Shares Due 2010................................          -          -   $200,000   $185,000

                 WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 9--Capital Lease Obligations

     In December 1998, the Company purchased an IRU from Williams Communications, Inc. ("Williams") to four strands of dark fiber optic cable on a national route of approximately 14,684 route miles (58,736 fiber miles) and a seven year option to purchase two additional strands of fiber optic cable on the same route ("Capacity Option"). For the Williams IRU, the Capacity Option and certain long-haul transport and other services, the Company will pay Williams approximately $643.0 million over the next seven years in monthly installments of $7.7 million. The Capacity Option is exercisable for a payment to Williams of approximately $51.0 million. In December 1998, the Company accepted delivery on 1,522 route miles, for which a capitalized lease obligation of $44.6 million has been recorded.

     Additionally, the Company leases telecommunications and other equipment through various other equipment lease financing facilities. Such leases have also been accounted for as capital leases.

     Future minimum lease payments on these capital leases, including $44.6 million for the Williams IRU, are as follows:

Year Ending December 31,                                                                     (In Thousands)
-----------------------                                                                      -------------
1999...........................................................................                  $61,974
2000...........................................................................                   18,791
2001...........................................................................                   13,669
2002...........................................................................                    9,873
2003...........................................................................                   13,064

Thereafter.....................................................................                    2,872
                                                                                             -----------
Total payments.................................................................                  120,243
Less amount representing interest..............................................                  (11,868)
                                                                                             -----------
Present value of minimum lease payments.......................................                  $108,375
                                                                                             ===========

     The carrying value of assets under capital leases was $28.0 million and $103.7 million at December 31, 1997 and 1998 respectively, and is included in property and equipment. Amortization of these assets is included in depreciation expense.

Note 10--Commitments and Contingencies

a.   Operating Leases

     In November 1998, the Company signed a 15-year lease for approximately 200,000 square feet of office space (with options to lease approximately 57,000 additional square feet) in New York City. The Company intends to move its corporate headquarters and consolidate certain other New York City-based operations to this new facility during the first half of 1999. The Company's telecommunications operations are located in approximately 230,000 square feet of space in several buildings in northern Virginia. In December 1998, The Company signed a ten-year lease for approximately 200,000 square feet of additional space (with a right of first refusal on substantial additional space in a building currently under construction) located in Herndon, Virginia. The Company intends to consolidate some of its northern Virginia operations in these new facilities during the second and third quarters of 1999.

     The Company's offices, switching facilities and warehousing facilities, along with various equipment and roof access rights, are leased under operating leases expiring in 1999 through 2015. Certain leases contain escalation clauses based upon increases in the consumer price index.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 10--Commitments and Contingencies (Continued)

     Future minimum lease payments under noncancellable operating leases are as follows:

Year Ending December 31,                                                                      (In Thousands)
-----------------------                                                                         -----------
1999.....................................................................                         $31,700
2000.....................................................................                          38,000
2001.....................................................................                          38,600
2002.....................................................................                          37,700
2003.....................................................................                          34,600
Thereafter...............................................................                         232,300
                                                                                                 --------
                                                                                                 $412,900
                                                                                                 ========

     Rent expense for the years ended December 31, 1996, 1997 and 1998 was $3.6 million, $11.6 million, and $29.8 million, respectively.

b.  Employment Contracts

     Amounts due under employment contracts are as follows:

Year Ending December 31,                                                                        (In Thousands)
------------------------                                                                         ------------
1999.....................................................................                          $3,996
2000.....................................................................                           2,004
2001.....................................................................                             585
2002.....................................................................                             150
                                                                                                   ------
                                                                                                   $6,735
                                                                                                   ======

c.  Litigation

     In February 1998, the FCC granted the Company 29 additional 38 GHz channels in eleven markets. Competing applicants have filed petitions with the FCC contesting these grants, which the Company is opposing. This matter is still pending before the FCC. The Company cannot be sure that the petitions will not result in such grants being rescinded. However, the Company does not believe that the loss of this spectrum would adversely effect its operations.

     In November 1998, the Company acquired 850 MHz of 28 GHz capacity covering the New York City area. The Company acquired this spectrum from Cellular Vision USA, Inc. for $32.5 million in cash. Recently, certain parties filed suit against Cellular Vision seeking to have this sale ruled void. The Company believes that this suit will not have any impact on its possession or use of this 28 GHz spectrum.

     The Company is also involved in miscellaneous claims, inquiries and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 10--Commitments and Contingencies (Continued)

d.   Sale of Wireless Fiber Capacity

     In December 1998, the Company sold Williams a 25 year IRU for up to 2% of its current and future local Wireless Fiber capacity (up to a defined maximum number of circuits) in the United States. Under the terms of the contract, Williams will pay the Company $400.0 million with payments due ratably as the Company constructs 270 hub sites. The Company delivered 57 hub sites in December 1998 and was paid approximately $84.0 million by Williams in February 1999, which was recorded in February 1999 as deferred revenue. The Company will also provide certain maintenance services to Williams over the next 25 years for total consideration of approximately $45.6 million which will be paid over a ten year period.

Note 11--Income Taxes

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                        December 31,         December 31,
                                                                            1997                1998
                                                                          ---------           --------
                                                                                  (In Thousands)
Deferred tax assets:
    Net operating loss carryforward..........................             $134,550              $310,454
    Deferred interest expense................................               21,636                51,403
    Allowance for doubtful accounts..........................                1,140                 3,906
    Deferred compensation....................................                  748                 2,468
    Other....................................................                2,291                   146
                                                                         ---------            ----------
    Gross deferred tax assets................................              160,365               368,377
    Valuation allowance......................................             (119,874)             (280,681)
                                                                         ---------            ----------
    Deferred tax asset net of allowance......................               40,491                87,696
                                                                         ---------            ----------
Deferred tax liabilities:
    Depreciation.............................................               (5,998)              (21,861)
    Amortization.............................................              (58,493)              (64,340)
    Investment in marketable equity securities...............                                    (19,995)
                                                                         ---------            ----------
    Gross deferred tax liabilities...........................              (64,491)             (106,196)
                                                                         ---------            ----------
Net deferred tax liability...................................             $(24,000)            $ (18,500)
                                                                         =========            ==========

     The federal net operating loss carryforward at December 31, 1998 is approximately $782.0 million. If not utilized, the net operating loss carryforward will expire in various amounts through the year 2018.

     Some of these losses are subject to utilization limitations under Section 382 of the Internal Revenue Code. However, the Company believes that substantially all of such losses will be available to offset future income.

     A valuation allowance against deferred tax assets is required, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowances at December 31, 1997 and December 31, 1998, primarily pertain to uncertainties with respect to future utilization of net operating loss carryforwards.

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

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 11--Income Iaxes (Continued)

     During 1997 and 1998, respectively, the Company recognized deferred income tax benefits of $2.5 million and $5.5 million relating to the Company's net loss carryforwards. The Company recognizes income tax benefits to the extent of future reversals of existing temporary differences.

Note 12--Stockholders' Equity

Common Stock

     The authorized capital stock of WinStar includes 200.0 million shares of common stock, $.01 par value. The holders of common stock of WinStar are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Although the Company has no present intention of paying any cash dividends (and is currently restricted from doing so under the indentures and other instruments governing its indebtedness and Series C preferred stock), holders of the common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation or dissolution of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of preferred shares. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

     The authorized capital stock of the Company includes 15.0 million shares of "Blank Check" preferred stock, which may be issued from time to time in one or more series upon authorization by the Company's Board of Directors. The Board of Directors, without further approval of the stockholders, is authorized to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

Series A Preferred Stock

     In February 1997, the Company sold 4.0 million shares of its 6% Series A cumulative convertible preferred stock, par value $0.01, and 1.6 million warrants to purchase common stock of the Company for aggregate proceeds of $100.0 million. The warrants entitle the holders thereof to purchase an aggregate 1.6 million shares of common stock at $25 per share. The preferred stock earns a 6% annual dividend, payable quarterly in kind, and matures on February 11, 2002.

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

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12--Stockholders' Equity (Continued)

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

     At any time until ten days following the date on which a person acquires 10% or more of the Company's Common Stock the Company may redeem all (but not less than all) of the Rights for $0.0001 per Right. The Rights expire in ten years. The Series B Preferred Stock will be junior, with respect to dividends and liquidation rights, to any other series of preferred stock of the Company. The Series B Preferred Stock has dividend and liquidation preferences over the Common Stock of the Company.

Series E Preferred Stock

     In connection with an acquisition, the Company issued 75,100 shares of its Series E $0.01 par value Preferred Stock ("Series E"). The Series E is non-voting, non-redeemable junior convertible preferred stock which does not earn dividends. The holders of the Stock may convert all, but not less than all into shares of the Company's common stock on a one-for-one basis anytime after August 1, 1999. Each share of Class E Preferred Stock has a liquidation preference of $59.93 per share. (See Note 2).

Note 13--Series C Exchangeable Redeemable Preferred Stock

     In December 1997, the Company sold in a private placement 175,000 shares of Series C 14-1/4% Senior Cumulative Exchangeable Preferred Stock Due 2007 ("Series C Exchangeable Preferred Stock"), for an aggregate purchase price of $175.0 million. The Company exchanged the preferred stock for new preferred stock identical in every respect except that it was registered under the Securities Act of 1933.

     Each share of Series C Exchangeable Preferred Stock has a liquidation preference of $1,000 ("Liquidation Preference"). Dividends on the Series C Exchangeable Preferred Stock accrue from December 22, 1997 at the rate per share of 14 1/4% of the Accumulated Amount (as defined) per annum, compounded semiannually on each June 15 and December 15, but will not be payable in cash on the first June 15 or December 15 (each a "Dividend Payment Date") which is at least six months after the later of December 15, 2002, and the Specified Debt Satisfaction Date (as defined) (the "Cash Payment Date"), dividends on the Series C Exchangeable Preferred Stock will be payable in cash as a rate per annum equal to 14 1/4% of the Accumulated Amount as of the Dividend Payment Date preceding such date. In the event that the Specified Debt Satisfaction Date shall not have occurred before December 15, 2002, the rate

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 13--Series C Exchangeable Redeemable Preferred Stock (Continued)

otherwise applicable to the Series C Exchangeable Preferred Stock shall be increased by 150 basis points from December 15, 2002, until the Dividend Payment Date falling on or after the Specified Debt Satisfaction Date. For the years ended December 31, 1997 and 1998 dividends totaling approximately $0.6 million and $25.9 million, respectively, have been accrued.

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

     The Series C Exchangeable Preferred Stock ranks (i) senior to all existing and future Junior Stock (as defined) including the Series A Preferred Stock and Series E Preferred Stock; (ii) on a Parity basis with all existing and future Parity Stock; and (iii) junior to all Senior Stock (as defined). In addition the Series C Exchangeable Preferred Stock is junior in right of payment to all indebtedness of the Company and its subsidiaries.

     On any scheduled Dividend Payment Date following the Specified Debt Satisfaction Date, the Company may, at is option, exchange all but not less than all of the share of Series C Exchangeable Preferred Stock then outstanding for 14 1/4% Senior Subordinated Deferred Interest Notes Due 2007 ("Exchange Debentures") in an aggregate Accumulated Amount equal to the aggregate Accumulated Amount of the shares of Series C Exchangeable Preferred Stock outstanding at the time of such exchange, plus accumulated and unpaid dividends to the date of exchange. The issuance of the Exchange Debentures upon each exchange will be registered under the Securities Act pursuant to a Registration Statement. Until the Cash Payment Date, interest on the outstanding Exchange Debentures if any, will accrue at a rate of 14 1/4% of the Accumulated Amount per annum and will be compounded semiannually on each June 15 and December 15 (each an "Interest Payment Date") but will not be payable in cash except as set forth in the next sentence. Commencing on the first Interest Payment Date following the later of the Exchange Date (as defined) or the Cash Payment Date, interest will be payable in cash at a rate per annum equal to 14 1/4% of the Accumulated Amount as of the Exchange Date. The Exchange Debentures, if issued, will be unsecured, senior subordinated obligations of the Company, subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries, and will rank pari passu with the Company's existing 1997 Senior Subordinated Notes and the Company's Convertible Notes.

Note 14--Series D Convertible Redeemable Preferred Stock

     In March 1998, the Company sold in a private placement 4,000,000 shares of Series D 7% Senior Cumulative Convertible Preferred Stock Due 2010 (the "Series D Preferred Stock") for an aggregate purchase price of $200.0 million.

     Dividends are payable at the rate of 7% per annum on the Series D Preferred Stock and are cumulative from the date of issuance and are payable quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing September 15, 1998, out of funds legally available therefor. Dividends shall be, at the Company's option, payable (1) in cash or (2) through the issuance of shares of the Company's common stock. The Series D Preferred Stock is convertible at any time after the issue date, at the option of the holders thereof, into shares of our common stock at a rate (subject to adjustment in certain events) of $1.0079 shares of our common stock for each share of Series D Preferred Stock, equivalent to a conversion price of $49.61 for each share of the Company's common stock. As of December 31, 1998 dividends of approximately $11.0 million have been recorded.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 14--Series D Convertible Redeemable Preferred Stock (Continued)

     The Series D Preferred Stock ranks (1) senior to all existing and future Junior Stock (as defined in the certificate of designations governing the Series D Preferred Stock), including the Series A Preferred Stock and Series E Preferred Stock; (2) pari passu with all existing and future Parity Stock (as defined in the certificate of designations governing the Series D Preferred Stock), including the Series C Preferred Stock; and (3) junior to all future Senior Stock (as defined). In addition, the Series D Preferred Stock will rank junior in right of payment to all of the Company's indebtedness and that of the Company's subsidiaries

     The Series D Preferred Stock is not redeemable prior to March 20, 2001. On or after such date, the Series D Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, at specified redemption prices plus accrued and unpaid dividends, if any. The Series D Preferred Stock is subject to mandatory redemption on March 15, 2010, at a redemption on March 15, 2010, at a redemption price of $50.0 per share plus accrued and unpaid dividends, if any. Upon the occurrence of a Change in Control (as defined in the Certificate of Designations governing the Series D Preferred Stock), the Company will be obligated to adjust the conversion price as provided in the Certificate of Designations relating to the Series D Preferred Stock.

Note 15--Stock Options and Stock Purchase Warrants

     The Company has three stock option plans, the 1990 Plan, the 1992 Performance Equity Plan ("1992 Plan"), and the 1995 Performance Equity Plan ("1995 Plan"). The 1990 Plan is a non-qualified common stock incentive plan, as amended, pursuant to which options to purchase an aggregate of 150,000 shares of common stock may be granted to key employees of the Company as selected by the Board of Directors. The exercise price for shares covered by options granted pursuant to this plan will not be less than the fair market value of the shares on the date of the grant. The 1992 Plan authorizes the granting of awards up to
1.5 million shares of common stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The plan provides for automatic issuance of 10,000 stock options annually to each director on January 13, at the fair market value at that date, subject to availability. The 1995 Plan, as amended, authorizes the granting of awards of up to 10.0 million shares of the Company's common stock to the Company's key employees, officers, directors and consultants. The 1995 Plan is similar to the 1992 Plan, except that the 1995 Plan does not provide for annual automatic director grants. The Company has also granted options to certain individuals outside the three plans. The options are exercisable over a period ranging from immediately to five years, depending on option terms.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 15--Stock Options and Stock Purchase Warrants (Continued)

     The following table summarizes option activity for the years ended December 31, 1996, 1997 and 1998:

                                                                                         Weighted Average
                                                                 Number of Options        Exercise Price
                                                                 ----------------          -------------
                                                                   (In Thousands)
Balance, December 31, 1995...................................           7,245                $  6.90
    Granted..................................................           4,057                 $18.55
    Exercised................................................            (921)               $  6.00
    Canceled.................................................            (669)                $12.72
                                                                       ------
Balance, December 31, 1996...................................           9,712                 $11.43
    Granted..................................................           3,905                 $15.62
    Exercised................................................          (1,214)               $  7.14
    Canceled.................................................            (752)                $16.18
                                                                       ------
Balance, December 31, 1997...................................          11,651                 $13.27
    Granted..................................................           6,951                 $34.06
    Exercised................................................          (1,801)                $11.22
    Canceled.................................................          (1,183)                $24.91
                                                                       ------
Balance, December 31, 1998...................................          15,618                 $21.83
                                                                       ======

     As of December 31, 1998, options outstanding for 6.3 million shares were exercisable at prices ranging from $1.94 to $52.00, and the weighted remaining contractual life was 5.29 years.

     The following table summarizes option data as of December 31, 1998:

                                         Number                                   Number
                                      Outstanding     Weighted       Weighted  Exercisable     Weighted
                                         as of        Average        Average      as of         Average
      Range of                          12/31/98      Remaining      Exercise    12/31/98      Exercise
Exercise Prices                     (In Thousands) Contractual Life    Price  (In Thousands)     Price
----------                          -------------  ----------------  --------  ------------    --------
$1.94-$12.00                             4,265          3.60        $  7.93        3,200        $  6.86
$12.13-$18.50                            3,337          4.75         $16.12        1,685         $16.24
$18.56-$27.00                            3,531          5.61         $23.36        1,237         $23.04
$27.13-$35.63                            1,866          7.24         $32.14          148         $29.93
$35.83-$52.00                            2,619          6.94         $42.32            1         $42.47
                                       -------                                  --------
$ 1.94-$52.00                           15,618          5.29         $21.83        6,271         $13.12
                                       =======                                  ========

     Compensation cost charged to operations, which the Company records for options granted to non-employees, was immaterial for the years ended December 31, 1996, 1997 and 1998.

     The Company measures compensation in accordance with the provisions of APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1996, 1997 or 1998. The fair

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 15--Stock Options and Stock Purchase Warrants (Continued)

value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                                            1996            1997                1998
                                                            ----            ----                ----
Dividend Yield                                                 0%               0%                 0  %
Risk-Free Interest Rate                                      6.0%             6.0%               6.0  %
Expected Life after Vesting Period
    Directors and Officers                               2.0 Years        2.0 Years           2.0 Years
    Others                                               0.5 Years        0.5 Years           0.5 Years
Expected Volatility                                        66.88%           66.88%             66.88%

     Had compensation cost been determined under FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                               Year             Year              Year
                                                              Ended            Ended              Ended
                                                           December 31,     December 31,      December 31,
                                                               1996             1997              1998
                                                            ----------        ---------         ---------
                                                                           (In Thousands)
Net Loss Applicable to Common Stockholders:
    As reported.....................................         $(83,723)       $(255,363)       $(487,692)
    Pro forma for FASB No. 123......................         $(98,765)       $(272,497)       $(538,740)
Loss Per Share--Basic and Diluted:
    As reported.....................................           $(3.00)          $(7.68)         $(12.61)
    Pro forma for FASB No. 123......................           $(3.54)          $(8.20)         $(13.93)

     The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $18.78, $15.63 and $16.05 per share, respectively.

     Warrants to purchase the Company's common stock were issued as follows (warrants in thousands):

                                  Year Ended               Year Ended                   Year Ended
                              December 31, 1996         December 31, 1997            December 31, 1998
                            ----------------------     ---------------------      ----------------------
                            Warrants     Price/Share   Warrants     Price/Share   Warrants     Price/Share
                             ------       --------      ------       --------      -------      --------
Beginning Balance.......        400   $12.00-$13.00        400    $12.00-$13.00    2,000    $12.00-$25.00
Warrants
    Issued..............         --        --            1,600       $25.00
Warrants Exercised......         --        --               --         --
Warrants
    Expired.............         --        --               --         --
                              -----                      -----                     -----
Ending
    Balance.............        400   $12.00-$13.00      2,000    $12.00-$25.00    2,000    $12.00-$25.00
                              =====                      =====                     =====

Note 16--Related Party Transactions

Services Agreements

     In connection with the Company's merger with Milliwave (See Note 2), the Company entered into a Services Agreement in June 1996. Under the Services Agreement, a subsidiary of the Company installed

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 16--Related Party Transactions (Continued)

radio links and managed Milliwave's communications network. Total fees under the Services Agreement and equipment sales paid by Milliwave to the Company were $1.5 million through December 31, 1996.

     In connection with the Company' purchase of certain assets of Locate (See
Note 2), the Company entered into a Services Agreement with Locate in April 1996. Under the Agreement, the Company provided consulting services to Locate regarding the operation of Locate's business. During the year ended December 31, 1996, Locate paid the Company approximately $352,000 under the Services Agreement.

     In October, 1998, a subsidiary of the Company made loans to certain executive officers of the Company in the aggregate principal amount of $7.3 million. These loans were made with full recourse to the individuals and bore interest at 1% over the prime rate. The proceeds of these loans were used to repay margin debt which was secured by shares of the Company's common stock owned by them. The entire principal and interest on these loans were repaid prior to December 31, 1998.

Note 17--Supplemental Cash Flow Information

     Cash paid for interest during the years ended December 31, 1996, 1997 and 1998 was approximately $0.2 million, $21.1 million and $45.1 million, respectively.

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

     During the year ended December 31, 1997, the Company completed the following material noncash transactions: (i) dividends-in-kind on the Series A Preferred Stock for the aggregate amount of $5.3 million and accrued dividends on Series C preferred stock of $0.6 million; (ii) the acquisition of $8.9 million in property and equipment through various capitalized leases; (iii) the issuance of 337,648 shares of common stock with a value of $7.5 million in connection with the acquisition of licenses; (iv) the issuance of 3,594,620 shares of Common Stock with a value of approximately $75 million in connection with the acquisition of Milliwave Limited Partnership.

     During the year ended December 31, 1998, the Company completed the following material noncash transactions: (i) dividends-in-kind on the Series A Preferred Stock for an aggregate amount of $6.0 million, accrued dividends on Series C preferred stock and Series D preferred stock of $25.9 million and $11.0 million, respectively; (ii) the acquisitions of $45.9 million in property and equipment through a capital lease; (iii) issued 3.0 million shares of the Company's common stock, with a value of $99.9 million, in connection with the acquisition of several companies, as well as spectrum licenses; (iv) issued 75,100 shares of the Company's Series E preferred stock, with a value of $2.5 million, in connection with the acquisition of a company; (v) issued 1.5 million shares of the Company's common stock, with a value of $60.3 million, in connection with the purchase of certain marketable equity securities.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 18--Advertising Costs

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 1996, 1997 and 1998 was approximately $4.3 million, $11.0 million and $15.1 million, respectively.

Note 19--Business Segments

     The Company is an integrated communications provider, and as such has two reportable operating segments. The telecommunications services segment derives its revenues by offering its customers a variety of individual and bundled services, including local and long distance voice services, high speed data transport, Internet access and other enhanced communications services. The information services segment derives its revenues by marketing and distributing information content and services in traditional markets (such as television, video, cable and radio) and through bundling of content as enhanced telecommunications services. Substantially all of the Company's revenue is attributable to customers in the United States, and all assets are predominately located in the United States. No one customer of the Company comprises more than 10% of consolidated revenues. International activities, including joint ventures, as of December 31, 1998 were not material.

                                           Telecommunications      Information
                                                Services             Services              Total
                                                --------             --------              -----
For the year ended December 31, 1996
  External revenue...............          $   4,487               $14,650             $   19,137
  Segment operating loss.........            (40,731)               (1,409)               (42,140)
  Interest expense...............             (1,281)                  (20)                (1,301)
  Depreciation and amortization..              3,093                   469                  3,562
  EBITDA (1).....................            (37,638)                 (940)               (38,578)
  Segment Assets.................             94,065                30,133                124,198
  Capital expenditures...........             45,441                   701                 46,142

For the year ended December 31, 1997
  External revenue...............          $  29,796              $ 41,354             $   71,150
  Segment operating loss.........           (147,134)               (4,092)              (151,226)
  Interest expense...............             (2,038)                  (49)                (2,087)
  Depreciation and amortization..             23,405                 1,306                 24,711
  EBITDA (1).....................           (123,729)               (2,786)              (126,515)
  Segment assets.................            394,002                30,376                424,378
  Capital  expenditures..........            219,875                   612                220,487

For the year ended December 31, 1998
  External revenue...............          $ 191,109                53,338               $244,447
  Segment operating loss.........           (231,017)              (10,167)              (241,184)
  Interest expense...............               (687)               (1,054)                (1,741)
  Depreciation and amortization..             72,655                 1,844                 74,499
  EBITDA (1).....................           (158,362)               (8,323)              (166,685)
  Segment assets.................            912,612                63,240                975,852
  Capital expenditures...........            401,278                   777                402,055

-------------------
(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, other income (expense) and discontinued operations.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 19--Business Segments (Continued)

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                        For the Year Ended   For The Year Ended  For the Year Ended
                                         December 31, 1996   December 31, 1997   December 31, 1998
                                         -----------------   -----------------   -----------------
Operating loss:
   Total for reportable segments.            $ (42,140)           $ (151,226)        $ (241,184)
   Corporate expenses............              (11,373)              (27,312)           (57,225)
                                           -----------          ------------        -----------
 Total...........................            $ (53,513)           $ (178,538)        $ (298,409)
                                           ===========          ============        ===========
 Interest expense:
   Total for reportable segments.            $  (1,301)           $  ( 2,087)        $   (1,741)
   Corporate interest expense....              (34,976)              (74,740)          (154,858)
   Discontinued operations.......                 (471)                 (430)
                                           -----------          ------------        -----------
 Total...........................            $ (36,748)           $  (77,257)        $ (156,599)
                                           ===========          ============        ===========

 Depreciation and amortization:
   Total for reportable segments.            $   3,562            $   24,711         $   74,499
   Corporate depreciation and
      amortization expense.......                  202                   391                454
                                           -----------          ------------        -----------
 Total...........................            $   3,764            $   25,102         $   74,953
                                           ===========          ============        ===========

EBITDA:
   Total for reportable segments.            $ (38,578)           $ (126,515)        $ (166,685)
   Corporate EBITDA..............              (11,171)              (26,921)           (56,771)
                                           -----------          ------------        -----------
 Total...........................            $ (49,749)           $ (153,436)        $ (223,456)
                                           ===========          ============        ===========

Identifiable assets:
   Total for reportable segments.            $ 124,198            $  424,378         $  975,852
   Corporate assets..............              143,462               548,311            687,330
   Discontinued operations.......                5,352                 1,145
                                           -----------          ------------        -----------
 Total...........................            $ 273,012            $  973,834         $1,663,182
                                           ===========          ============        ===========

Capital  expenditures:
   Total for reportable segments.           $   46,142            $  220,487         $  402,055
   Corporate expenditures........                  509                 1,709                151
                                           -----------          ------------        -----------
 Total...........................           $   46,651            $  222,196         $  402,206
                                           ===========          ============        ===========

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 20--Quarterly Results of Operations (Unaudited)

     The unaudited quarterly financial data for 1997 and 1998 for the Company is as follows:

                                                                 Quarter Ended 1997 (Unaudited)
                                                         --------------------------------------------------
                                                         March 31      June 30    September 30  December 31
                                                         --------      ------     ------------  -----------
                                                                           (In Thousands)
Operating revenues
    Telecommunications services....................    $   4,455    $   5,326     $   7,429     $ 12,586
    Information services...........................        6,014        8,662        11,017       15,661
                                                       ---------    ---------     ---------     --------
Total operating revenues...........................       10,469       13,988        18,446       28,247
                                                       ---------    ---------     ---------     --------
Operating expenses
    Cost of services and products..................       11,210       14,165        18,407       30,116
    Selling, general and administrative expenses...       28,068       37,555        39,862       45,203
    Depreciation and amortization..................        3,227        4,622         6,802       10,451
                                                       ---------    ---------     ---------     --------
Total operating expenses...........................       42,505       56,342        65,071       85,770
                                                       ---------    ---------     ---------     --------
Operating loss.....................................      (32,036)     (42,354)      (46,625)     (57,523)
Other (expense) income
    Interest expense...............................      (10,798)     (20,194)      (22,082)     (24,183)
    Interest income................................        2,235        5,090         3,727        6,525
    Other income...................................           --           --         2,219           --
                                                       ---------    ---------     ---------     --------
Loss from continuing operations before income tax
    benefit........................................      (40,599)     (57,458)      (62,761)     (75,181)
Income tax benefit.................................           --           --            --        2,500
                                                       ---------    ---------     ---------     --------

Loss from continuing operations....................      (40,599)     (57,458)      (62,761)     (72,681)
Loss from discontinued operations..................       (1,377)      (1,338)       (2,522)     (10,748)
                                                       ---------    ---------     ---------     --------
Net loss...........................................     $(41,976)    $(58,796)     $(65,283)    $(83,429)
                                                       =========    =========     =========     ========
Basic and diluted loss per share:
From continuing operations.........................     $  (1.25)    $  (1.81)     $  (1.94)    $  (2.18)
From discontinued operations.......................        (0.04)       (0.04)        (0.07)       (0.32)
                                                       ---------    ---------     ---------     --------
Net loss per share.................................     $  (1.29)    $  (1.85)     $  (2.01)    $  (2.50)
                                                       =========    =========     =========     ========

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 20--Quarterly Results of Operations (Unaudited) (Continued)

                                                                   Quarter Ended 1998 (Unaudited)
                                                      -----------------------------------------------------
                                                      March 31        June 30    September 30   December 31
                                                      --------        ------     -----------    -----------
                                                                        (In Thousands)
Operating revenues
    Telecommunications services.................       $34,029       $43,709       $48,396       $64,975
    Information services........................        11,949        12,521        12,750        16,118
                                                     ---------     ---------     ---------     ---------
Total operating revenues........................        45,978        56,230        61,146        81,093
                                                     ---------     ---------     ---------     ---------
Operating expenses
    Cost of services and products...............        41,252        45,225        45,722        72,549
    Selling, general and administrative
          expenses..............................        52,492        59,139        63,764        87,760
    Depreciation and amortization...............        11,399        16,895        20,372        26,287
                                                     ---------     ---------     ---------     ---------
          Total operating expenses..............       105,143       121,259       129,858       186,596
                                                     ---------     ---------     ---------     ---------
Operating loss..................................       (59,165)      (65,029)      (68,712)     (105,503)
Other (expense) income
    Interest expense............................       (28,613)      (40,492)      (42,599)      (44,895)
    Interest income.............................         4,885        10,300         8,801         5,772
                                                     ---------     ---------     ---------     ---------
Loss from continuing operations
  Before income tax benefit.....................       (82,893)      (95,221)     (102,510)     (144,626)

Income tax benefit..............................         1,100         1,400         1,500         1,500
                                                     ---------     ---------     ---------     ---------

Loss from continuing operations.................       (81,793)      (93,821)     (101,010)     (143,126)

Loss from discontinued operations...............        (3,166)         (477)      (21,331)           --
                                                     ---------     ---------     ---------     ---------
Net loss........................................      $(84,959)     $(94,298)    $(122,341)    $(143,126)
                                                     =========     =========     =========     =========
Basic and diluted loss per share:
  from continuing operations....................      $  (2.51)     $  (2.76)    $   (2.83)    $   (3.80)
From discontinued operations....................         (0.09)        (0.01)        (0.53)           --
                                                     ---------     ---------     ---------     ---------
Net loss per share..............................      $  (2.60)     $  (2.77)    $   (3.36)    $   (3.80)
                                                     =========     =========     =========     =========

     The financial data presented above has been reclassified to reflect the operations of Global Products and Gateway as discontinued operations.

                WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 21--Discontinued Operations

a.   WinStar Global Products

     On May 13, 1997, a formal plan of disposal for the Company's consumer products subsidiary, Global Products, was approved by the Board of Directors. The disposal of Global Products was accounted for as a discontinued operation and, accordingly, was carried at its estimated net realizable value. In November 1998, the Company entered into an asset purchase agreement and sold the remaining assets of Global Products. Under the agreement, the Company received certain assets recorded at a nominal value. Accordingly, the Company recorded an additional loss on the disposition of Global Products of $16.8 million.

     Information relating to the discontinued operations of Global Products is as follows (in thousands of dollars):

                                                           For the Year      For the Year      For the Year
                                                              Ended             Ended              Ended
                                                           December 31,      December 31,      December 31,
                                                               1996              1997              1998
                                                             ---------         ---------         ---------
Operating revenues................................           $19,429          $ 15,665            $7,056
                                                           ---------         ---------         ---------
Cost of services and products.....................            13,903            17,534             7,196
Selling, general & administrative.................             5,323             8,393             3,331
Depreciation and amortization.....................               245               464               219
                                                           ---------         ---------         ---------
Total operating expenses..........................            19,471            26,391            10,746
                                                           ---------         ---------         ---------
Operating loss....................................               (42)          (10,726)          (3,690)
Interest expense, net.............................              (968)             (854)            (544)
                                                           ---------         ---------         ---------
Net loss..........................................          $ (1,010)         $(11,580)         $(4,234)
                                                           =========         =========         =========

                                                                                 December 31,
                                                                        -------------------------------
                                                                            1997              1998
                                                                            ----              ----
Assets:
Accounts receivable, net..................................               $ 4,383               $     --

Inventories...............................................                  4,663                    --
Other assets..............................................                  1,268                    --
                                                                         --------              --------
    Total assets..........................................                 10,314                    --
                                                                         ========              ========

Liabilities:
Current liabilities.......................................                  3,570                    --
Other liabilities.........................................                  9,951                    --
                                                                         --------              --------
    Total liabilities.....................................                 13,521                    --
                                                                         --------              --------
    Net deficit...........................................                $(3,207)             $     --
                                                                         ========              ========

               WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 21--Discontinued Operations (Continued)

b.  WinStar Gateway Network

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

                                                           For the Year      For the Year      For the Year
                                                              Ended             Ended              Ended
                                                           December 31,      December 31,      December 31,
                                                               1996              1997              1998
                                                            ----------        ----------        ----------
Operating revenues................................           $29,482           $ 8,481            $4,033
                                                             -------           -------           -------
Cost of revenue...................................            16,843             7,119             4,777
Selling, general & administrative.................            14,869             6,271             3,549
Depreciation and amortization.....................               737             4,599
                                                             -------           -------           -------
Total operating expenses..........................            32,449            17,989             8,326
                                                             -------           -------           -------
Net loss..........................................           $(2,967)          $(9,508)          $(4,293)
                                                             =======           =======           =======

     Net liabilities of the discontinued operations of Gateway at December 31, 1997 and 1998 are composed of the following (in thousands of dollars):

                                                                        December 31,           December 31,
                                                                            1997                   1998
                                                                          --------               ---------
Accounts receivable, net..................................                 $1,600                 $   --
Other assets..............................................                    206                    472
                                                                           ------                 ------
Total assets..............................................                  1,806                    472

Current liabilities.......................................                  2,335                  1,140
Other liabilities.........................................                    431                    166
                                                                           ------                 ------
Total liabilities.........................................                  2,766                  1,306
                                                                           ------                 ------
Net liabilities...........................................                  $(960)                $(834)
                                                                           ======                 ======

Note 22-- Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp.

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

               WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 22-- Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp. (Continued)

is not purchased within a specified period, WEC and WEC II must apply unused proceeds thereof to redeem the WEC and WEC II Notes, respectively. Both the interest and principal of the WEC Notes are guaranteed by the Company.

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

     Summary financial information of WEC and WEC II, which are included in the consolidated financial statements of the Company, are as follows (in thousands):

     Balance sheet information at:

                                              WEC                              WEC II
                                              ---                              ------
                                     1997              1998              1997            1998
                                     ----              ----              ----            ----
Current assets                    $144,004           $ 40,533          $48,394          $1,025
Long-term assets                    77,595            186,939            4,322          50,891
Current liabilities                (25,601)            (9,388)          (2,432)         (5,941)
Long-term debt                    (200,000)          (200,000)         (50,000)        (50,000)
Due to parent                       (7,071)           (45,130)          (1,769)         (1,900)
                                  ---------          ---------         --------        --------
Stockholders' deficit             $(11,073)          $(27,046)         $(1,485)        $(5,925)
                                  =========          =========         ========        ========

     Statements of operations information for WEC for the period from its inception through December 31, 1997 and the year ended December 31, 1998, and for WEC II for the period from its inception through December 31, 1997 and the year ended December 31, 1998, are as follows (in thousands):

                                                       WEC                                      WEC II
                                      --------------------------------------     -------------------------------------
                                          Period from                                Period from
                                         March 13, 1997       Year Ended           August 8, 1997       Year Ended
                                         (Inception) to      December 31,          (Inception) to      December 31,
                                       December 31, 1997         1998             December 31, 1997        1998
                                       -----------------         ----             -----------------        ----
Rental revenues from other
   WinStar subsidiaries                     $    854          $  2,667              $    --              $    --
Interest income from other
   WinStar subsidiaries                        1,207             6,538                   --                   --
Interest income - investments                  7,765             3,213                1,105                2,068
Selling, general and
   Administrative expenses                    (1,470)           (3,976)                  --                  (24)
Interest expense                             (19,429)          (24,415)              (2,590)              (6,484)
                                          ----------         ---------             --------            ---------
Net loss                                    $(11,073)         $(15,973)             $(1,485)             $(4,440)
                                          ==========         =========             ========            =========


               WinStar Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 22-- Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp. (Continued)

     Separate financial statements concerning WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the consolidated financial statements of the Company.

Note 23--Employee Benefit Programs

     The Company has a defined contribution 401K Plan for substantially all full time employees. The Company makes a 25% matching contribution up to 6% of participant's compensation, subject to certain limitations. The Company contribution vests over a five year period. Company contributions to date have not been significant.

     In June 1998, the Company's shareholders approved the adoption of the Company's Qualified Employee Stock Purchase Plan ("ESPP") which covers 750,000 shares of the Company's common stock. The ESPP permits employees and certain officers ("Qualified Employees") of the Company to acquire shares of common stock at a discount of up to 15% below the then current market value of the common stock. The ESPP commenced on October 12 1998.

Note 24--New Accounting Pronouncements

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transaction that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact that SFAS 133 will have on its consolidated financial statements and disclosures, however, hedging is prohibited under the Company's indentures.

         The American Institute of Certified Public Account's Accounting Standards Executive Committee recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. We are currently evaluating the impact that SOP 98-5 will have on our consolidated financial statements and disclosures.

Note 25--Subsequent Events

a.  Common Stock Offering

     In February 1998 the Company issued 4.2 million shares of its common stock (the "Offering") pursuant to which it received net proceeds of approximately $166.6 million.
                                      F-37

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
WinStar Communications, Inc.

In connection with our audit of the consolidated financial statements of WinStar Communications, Inc. and Subsidiaries referred to in our report dated March 25, 1999, which is included in this Annual Report on Form 10-K, we have also audited
Schedule II for the years ended December 31, 1996, 1997 and 1998.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
March 25, 1999

                  Winstar Communications, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                   Column A                           Column B       Column C          Column D          Column E
    -----------------------------------------         --------       --------          --------          --------
                                                                     Additions
                                                     Balance at       Charged
                                                     Beginning      to Costs and                      Balance at End
                  Description                        of Period   Expenses and Other   Deductions        of Period
                  -----------                        ----------  ------------------   ----------      --------------
Reserves deducted from assets to which they apply:
Year ended December 31, 1998
    Allowance for doubtful accounts(a)...........   $2,813,691   $22,692,184        $12,636,785(b)     $12,869,090
                                                    ==========   ===========        ===========        ===========

Year ended December 31, 1997
    Allowance for doubtful accounts(a)...........   $  428,326   $ 3,963,612        $ 1,578,247(b)    $ 2,813,691
                                                    ==========   ===========        ===========        ===========

Year ended December 31, 1996
    Allowance for doubtful accounts(a)...........   $    5,608   $   584,212        $   161,494(b)     $   428,326
                                                    ==========   ===========        ===========        ===========

------------------
(a) Deducted from accounts receivable (excludes amounts relating to discontinued operations)

(b) Uncollectible accounts receivable charged against allowance