Form 10-K405/A
period 1998-12-31
WINSTAR COMMUNICATIONS INC
filed 1999-04-30
CIK 868797

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                          AMENDMENT NO. 1 TO FORM 10-K
                                       ON
                                 FORM 10-K405/A

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1998

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes  X   No ___
                           ---
                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
         Part III of this Form 10-K or any amendment to this Form 10-K.  X
                                                                        ---
                  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: As of March 25, 1999, the aggregate market value of such stock was approximately $1,539.2 million.

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 25, 1999, the number of shares of common stock outstanding was 46,661,356.

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

     William J. Rouhana, Jr., 46, has been a director of the Company since its inception, its Chairman of the Board since February 1991, and its Chief Executive Officer since May 1994. Mr. Rouhana was President and Chief Executive Officer of WinStar Companies, Inc., a merchant banking firm which focused on media and telecommunications investments ("WinStar Companies"), and its affiliates from 1983 until November 1995. Through WinStar Companies, he served, from August 1987 to February 1989, as Vice Chairman of the Board and Chief Operating Officer of Management Company Entertainment Group, Inc., a diversified distributor of entertainment products and, thereafter, as its Vice Chairman of the Board until May 1990. Mr. Rouhana was in private legal practice from 1977 to 1984, specializing in the financing of entities involved in the development of entertainment products and information services. Mr. Rouhana was Vice Chairman of the Board of Governors of the United Nations Association through 1997 and is a member of the Board of Directors of Business Executives for National Security. He also co-founded and is co-Chairman of the Humpty Dumpty Institute and a member of the Board of the Adopt-A-Minefield program. Mr. Rouhana is a Phi Beta Kappa graduate of Colby College, a Thomas J. Watson Fellow (1972-1973) and a graduate of Georgetown University School of Law.

     Nathan Kantor, 56, has been a director of the Company since October 1994 and President and Chief Operating Officer of the Company since September 1995. From 1991 to September 1995, Mr. Kantor was President of ITC Group, Inc. ("ITC"), a company which specialized in the development of emerging competitive telecommunications companies. Through ITC, Mr. Kantor coordinated all of the Company's telecommunications operations from June 1994 to September 1995. From January 1985 to December 1990, he was President of MCI Telecommunications Corporation (Northeast Division). Mr. Kantor was a founder of MCI International, Inc., and served as its President and Chief Operating Officer from its founding in July 1982 to December 1984. From 1972 to 1982, Mr. Kantor held a number of senior management positions with MCI Communications, including Vice President of National Operations. Mr. Kantor also is currently the Chairman of the Board and Chief Executive Officer of Image Telecommunications Corp., a company involved in the development of information and video servers. Mr. Kantor is a graduate of Florida State University and the United States Military Academy at West Point.

     James I. Cash, 51, has been a director of the Company since January 1997. Professor Cash has been a member of the faculty of Harvard Business School since 1976, having taught in its Masters of Business Administration, Management Development and Advanced Management programs. Professor Cash currently serves as a trustee for Massachusetts General Hospital and the Massachusetts Computer Software Council, overseer for the Boston Museum of Science, and is a member of the Board of Directors of Cambridge Technology Partners, The Chubb Corporation, General Electric Company, Knight-Ridder, Inc., State Street Bank and Trust Company and Tandy Corporation. Professor Cash has authored numerous articles and several books on topics related to information technology and corporate management and structure and writes a regular column for Information Week magazine. Professor Cash is a graduate of Texas Christian University, Purdue University's Graduate School of Mathematical Sciences and Purdue University's Krannert Graduate School of Management.

     Bert Wasserman, 66, has been a director of the Company since June 1995.
Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc. ("Warner Communications") from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is director of several investment companies in the Dreyfus Family of Funds. He is a director of Malibu Entertainment, Inc., Lillian Vernon Corporation and PSC Inc. He is a graduate of Baruch College and Brooklyn Law School.

     Steven B. Magyar, 50, has been a director of the Company since June 1993. Since May 1994, Mr. Magyar has owned and operated a private business which specializes in financial services for high net worth individuals and business owners. From 1989 to May 1994, Mr. Magyar was a regional vice president of CIGNA Insurance Co. and during the preceding fifteen years held various sales and sales management positions with CIGNA. Mr. Magyar has served on CIGNA's strategic business development committee and has been a guest lecturer at New York University. Mr. Magyar also is a Certified Life Underwriter and Chartered Financial Consultant with the American College of Insurance. Mr. Magyar is a member of the General Agents and Managers Association, the National Association of Underwriters and the American Society of CLU and ChFC. Mr. Magyar is a graduate of Colby College.

     William J. vanden Heuvel, 69, has been a director of the Company since June 1995. Since 1984, he has served as Senior Advisor to Allen & Co., an investment banking firm, as well as counsel to the law firm Stroock & Stroock & Lavan. He served as a director of Time Warner from 1981 to 1993 and currently is a director of Zemex Corp., a New York Stock Exchange listed company engaged in the mining and exploitation of industrial minerals. Ambassador vanden Heuvel also has been a member of the IRC Group, a Washington D.C.-based consulting group made up of former United States ambassadors, since 1981. He was Chairman of the Board of Governors of the United Nations Association since 1993. From 1979 to 1981, Ambassador vanden Heuvel served as United States Deputy Permanent Representative to the United Nations. From 1977 to 1979, he served as United States Ambassador to the European Office of the United Nations and various other international organizations. He was Special Assistant to United States Attorney General Robert F. Kennedy from 1961 to 1964. Ambassador vanden Heuvel is a graduate of Deep Springs College, Cornell University and Cornell Law School. He is President of the Franklin and Eleanor Roosevelt Institute and Chairman of the Council of American Ambassadors.

     Timothy R. Graham, 49, has served as Executive Vice President and General Counsel of the Company since October 1994 and has been a director of the Company since January 1999. From October 1990 through September 1994, Mr. Graham was engaged in the private practice of law and served in various capacities with National Capital Management Corporation, a company engaged through its subsidiaries in various businesses, including the ownership of real estate rental properties, industrial manufacturing and insurance matters, including as Corporate Secretary and as President of its primary real estate and insurance subsidiaries. Prior to 1990, Mr. Graham was a partner in the law firm of Nixon, Hargrave, Devans & Doyle, specializing in corporate finance, regulatory and business law. Mr. Graham was a Securities Law Editor of Barrister magazine, an American Bar Association publication, from 1985 to 1986 and has authored a number of publications, including "Public Offerings in the United States by Foreign Companies" and "Financing of Foreign Companies through United States Securities Markets." Mr. Graham also is a member of the Board of Advisors of the Instructional Television Station of the Archdiocese of New York. Mr. Graham is a graduate of Fordham Law School and the Georgetown University School of Foreign Service.

     Charles T. Dickson, 44, has served as Executive Vice President and Chief Financial Officer of the Company since December 1997. For the preceding four years, Mr. Dickson served as Chief Financial Officer of General Instrument Corporation. From 1984 to 1993, Mr. Dickson held numerous positions at MCI Communications Corp., including Vice President, Finance and Administration, for the National Accounts Division. From 1979 to 1984, Mr. Dickson was a consultant with ICF, Inc. providing financial analysis to clients in the energy and telecommunications industries. Mr. Dickson is a Phi Beta Kappa graduate of Clark University and received a masters degree in public policy from the University of California at Berkley.

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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1998, all filings under
Section 16(a) were made as required.

Item 11. Executive Compensation

     The following table shows the compensation for the years ended December 31, 1998, 1997 and 1996 earned by (i) William J. Rouhana, Jr., the Chairman and Chief Executive Officer of the Company, (ii) Nathan Kantor, Timothy R.
Graham and Charles T. Dickson, the other executive officers of the Company, and (iii) Steven G. Chrust, former Vice Chairman of the Company (together, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                           ANNUAL
                                                                        COMPENSATION
                                                                     ------------------    LONG TERM COMPENSATION
                                                        FISCAL       SALARY      BONUS     ----------------------
NAME AND PRINCIPAL POSITION                            YEAR ENDED      ($)      ($)(1)     OPTIONS (# SHARES)
----------------------------------------------------   ----------    -------    -------    ----------------------
William J. Rouhana, Jr. ............................    12/31/98     554,387    750,000            910,000(2)(4)
  Chairman of the Board and                             12/31/97     483,658    500,000             10,000(4)
  Chief Executive Officer                               12/31/96     410,076    400,000            135,000(1)(4)
Nathan Kantor ......................................    12/31/98     519,237    625,000            510,000(2)(4)
  President and Chief Operating Officer                 12/31/97     448,085    450,000             10,000(4)
                                                        12/31/96     370,769    300,000             60,000(1)(4)
Timothy R. Graham ..................................    12/31/98     284,416    220,000             51,000(1)
  Executive Vice President and General Counsel          12/31/97     225,000    225,000                  0
                                                        12/31/96     217,788    125,000             25,000(1)
Charles T. Dickson .................................    12/31/98     321,921    150,000             31,000(1)
  Executive Vice President                              12/31/97      11,923     30,000            250,000(3)
  and Chief Financial Officer                           12/31/96          --         --                 --
Steven G. Chrust(5) ................................    12/31/98     363,474    200,000             10,000(4)
  Former Vice Chairman                                  12/31/97     336,924    225,000             10,000(4)
                                                        12/31/96     317,809    225,000             45,000(1)(4)

------------------
(1) Represents or includes bonuses paid or stock options granted as compensation for the year indicated, the payment or grant of which was made in the subsequent calendar year.

(2) Includes options to purchase shares of Common Stock granted pursuant to the terms of the executive's employment agreement entered into in such year. See "Employment Agreements."

(3) Represents options granted to Mr. Dickson on the commencement of his employment in December, 1997. These options vest in equal installments over a five year period commencing on the first anniversary of the grant date.

(4) Includes or represents options to purchase 10,000 shares of Common Stock granted annually to directors of the Company under the 1992 Equity Plan.

(5) Mr. Chrust resigned as Vice Chairman and a director of the Company, effective December 31, 1998.

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

                              OPTION GRANTS IN 1998

     The following table sets forth certain information concerning individual grants of stock options during 1998 to each of the named executive officers:

                                        INDIVIDUAL GRANTS                                               POTENTIAL REALIZABLE
--------------------------------------------------------------------------------------------------             VALUE
                                  NUMBER OF                                                           AT ASSUMED ANNUAL RATES
                                  SECURITIES    PERCENT OF                                                 OF STOCK PRICE
                                  UNDERLYING      TOTAL                                                     APPRECIATION
                                   OPTIONS      OPTIONS GRANTED    EXERCISE OR                            FOR OPTION TERM
                                   GRANTED      TO EMPLOYEES IN    BASE PRICE                         ------------------------
NAME                                 (#)        FISCAL YEAR (%)       ($)          EXPIRATION DATE      5%($)         10%($)
-------------------------------   ----------    ---------------    ------------    ---------------    ----------    ----------
William J. Rouhana, Jr. .......      10,000           0.14             29.00           1/13/08           182,000       462,000
  Chairman of the Board and         500,000           7.19             26.00               (1)         4,097,000     9,235,000
  Chief Executive Officer(1)        200,000           2.88             39.00               (1)          (832,000)    1,412,000
                                    200,000           2.88             52.00               (1)        (3,083,000)     (267,000)
                                   --------          -----                                            ----------    ----------
                                    910,000          13.09                                               364,000    10,842,000
                                   --------          -----                                            ----------    ----------
                                   --------          -----                                            ----------    ----------

Nathan Kantor .................      10,000           0.14             29.00           1/13/08           182,000       462,000
  President and Chief Operating     277,779           3.99             26.00               (2)           634,000     1,092,000
  Officer(2)                        111,111           1.60             39.00               (2)        (1,132,000)     (980,000)
                                    111,110           1.60             52.00               (2)        (2,416,000)   (1,122,000)
                                   --------          -----                                            ----------    ----------
                                    510,000           7.34                                            (2,732,000)     (548,000)
                                   --------          -----                                            ----------    ----------
                                   --------          -----                                            ----------    ----------

Timothy R. Graham .............       1,000           0.01             20.00               (3)             6,216        14,656
  Executive Vice President and
  General Counsel

Charles T. Dickson ............       1,000           0.01             20.00               (3)             6,216        14,656
  Executive Vice President and
  Chief Financial Officer

Steven G. Chrust ..............      10,000           0.14             29.00           1/13/08           182,000       462,000
  Former Vice Chairman(4)

------------------
(1) Reflects stock options granted to Mr. Rouhana in connection with the renewal of his employment agreement with WinStar on January 6, 1998. These options expire five years from the date of vesting. See "Employment Agreements."

(2) Reflects options granted to Mr. Kantor in connection with the renewal of his employment agreement with WinStar on September 6, 1998. These options expire five years from the date of vesting. See "Employment Agreements."

(3) These options vest in five equal annual installments commencing October 22, 1999 and have a term extending five years from the date of vesting.

(4) Mr. Chrust resigned as Vice Chairman and a director of the Company, effective December 31, 1998.

                     AGGREGATED OPTION EXERCISES IN 1998 AND
                          FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning exercises of stock options during 1998 by each of the named executive officers and the fiscal year-end value of unexercised options held by such persons.

                                                                                                            VALUE OF
                                                                                                           UNEXERCISED
                                                                                                           IN-THE-MONEY
                                                                                                           OPTIONS AT
                                                                                  NUMBER OF SECURITIES       FISCAL
                                                                                       UNDERLYING          YEAR-END(1)
                                                                                 UNEXERCISED OPTIONS AT      ($'S IN
                                                                                   FISCAL YEAR-END(#)      THOUSANDS)
                                         SHARES ACQUIRED    VALUE REALIZED     --------------------------  -----------
NAME                                     ON EXERCISE (#)  ($'S IN THOUSANDS)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE
---------------------------------------- ---------------  -------------------  -----------  -------------  -----------
William J. Rouhana, Jr. ................          --                 --         1,045,000      675,000         25,236
  Chairman of the Board and Chief
  Executive Officer
Nathan Kantor ..........................          --                 --         1,264,865      363,833         34,047
  President and Chief Operating Officer
Timothy R. Graham ......................     150,000              1,997            70,000       16,000          1,966
  Executive Vice President and General
  Counsel
Charles T. Dickson .....................          --                 --            50,000      201,000          1,100
  Executive Vice President and Chief
  Financial Officer
Steven G. Chrust(2) ....................          --                 --           627,000      127,000         18,013
  Former Vice Chairman

                                           VALUE OF
                                          UNEXERCISED
                                          IN-THE-MONEY
                                           OPTIONS AT
                                             FISCAL
                                           YEAR-END(1)
                                             ($'S IN
                                           THOUSANDS)
                                          ------------
NAME                                      UNEXERCISABLE
----------------------------------------  -------------
William J. Rouhana, Jr. ................       4,625
  Chairman of the Board and Chief
  Executive Officer
Nathan Kantor ..........................       2,261
  President and Chief Operating Officer
Timothy R. Graham ......................         424
  Executive Vice President and General
  Counsel
Charles T. Dickson .....................       4,419
  Executive Vice President and Chief
  Financial Officer
Steven G. Chrust(2) ....................       3,909
  Former Vice Chairman

------------------
(1) Represents the difference between the aggregate market value at December 31, 1998 of the Common Stock underlying the options, based on a last sale price of $39.00 on that date, and the options' aggregate exercise price.

(2) Mr. Chrust resigned as Vice Chairman and a director of the Company, effective December 31, 1998.

EMPLOYMENT AGREEMENTS

     In March 1995, William J. Rouhana, Jr. and the Company entered into a three-year employment agreement. On January 6, 1998, Mr. Rouhana and the Company entered into a new three year employment agreement, effective March 1, 1998, pursuant to which Mr. Rouhana continues to serve as the Company's Chairman of the Board and Chief Executive Officer. The employment agreement provides for a minimum annual base salary of $537,500, with annual increases as agreed upon by the Company and Mr. Rouhana. The employment agreement also provides that Mr. Rouhana is eligible for an annual cash bonus, payable at the discretion of the Company's Compensation Committee, not to exceed 150% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Rouhana was granted: (i) immediately exercisable options to purchase 300,000 shares of Common Stock for $26 per share, the closing sale price of the Common Stock on the day immediately preceding the agreement date; (ii) options to purchase 300,000 shares of Common Stock which vest on January 6, 1999, of which 100,000 are exercisable at a price of $26 per share and 200,000 are exercisable at a price of $39 per share; and (iii) options to purchase 300,000 shares of Common Stock which vest on January 6, 2000, of which 100,000 are exercisable at a price of $26 per share and 200,000 are exercisable at a price of $52 per share.

     Nathan Kantor became President and Chief Operating Officer of the Company in September 1995, when he entered into a three-year employment agreement with the Company. In September 1998, Mr. Kantor entered into a new three-year employment agreement with the Company. The employment agreement provides for a minimum annual base salary of $518,350, with annual increases as agreed upon by the Company and Mr. Kantor. The employment agreement also provides that Mr. Kantor is eligible for an annual cash bonus, payable at the discretion of the Chief Executive Officer and the Compensation Committee, not to exceed 125% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Kantor was granted: (i) immediately exercisable options to purchase 166,167 shares of Common Stock for $26 per share, which is greater than the $21.50 closing sale price of the Common Stock on the business day immediately preceding the agreement date; (ii) options to purchase 166,917 shares of Common Stock which vest on September 6, 1999, of which 55,806 are exercisable at a price of $26 per share and 111,111 are exercisable at a price of $39 per share; and (iii) options to purchase 166,916 shares of Common Stock which vest on September 6, 2000, of which 55,806 are exercisable at a price of $26 per share and 111,110 are exercisable at a price of $52 per share.

     Steven G. Chrust resigned as Director and Vice Chairman of the Company on December 31, 1998. In connection with his resignation from these positions, Mr. Chrust entered into an amendment to his then existing employment agreement pursuant to which he continues his employment with the Company as a regular, non-officer employee. Mr. Chrust will make himself available to the Chairman and senior management of the Company to consult and assist WinStar as needed in strategic planning, corporate development and other matters. Mr. Chrust continues to be paid his base salary of $350,000 per year, and is eligible to participate in the Company's employee benefit programs. He is not eligible to participate in any bonus, stock option or similar incentive programs for 1999 or thereafter, nor is he eligible for benefits under his Executive Severance Agreement with the Company described below. Mr. Chrust's amended employment agreement expires in January 2000.

     In April 1997, the Company entered into Executive Severance Agreements (each a "Severance Agreement") with each of the named executive officers and certain other senior officers of the Company and its subsidiaries. The Severance Agreement generally provides that, if during the two years following a Change of Control or potential Change of Control of the Company (each as defined in the Severance Agreement), either (A) the covered executive's employment is terminated by the Company (other than due to the executive's death or Disability or for Cause, as defined in the Severance Agreement) or (B) the covered executive terminates his or her employment with the Company for Good Reason (as defined in the Severance Agreement), then such executive will be entitled to receive certain severance benefits, including a cash severance payment equal to one and one-half times the aggregate of (i) such executive's annual base salary then in effect plus (ii) such executive's average full-year bonus over the prior two years. Additional benefits to which a covered executive would be entitled include continued medical and other insurance benefits for one and one-half years following termination and career outplacement services. As defined in the Severance Agreement, "Change of Control of the Company" generally means that a third party has acquired 35% or more of the Company's voting stock (whether through a stock purchase, exchange, tender offer or merger) or substantially all of the Company's assets. A "potential Change of Control" of the Company would occur if: (w) an agreement is entered into, the consummation of which would result in a Change of Control; (x) a third party makes a public announcement of an intention to take action that, if consummated, would result in a Change of Control of the Company; (y) the Company's Stockholder Rights Plan is triggered; or (z) the Board makes a good faith determination that a potential Change of Control has occurred. The Severance Agreement has an initial term of three years and renews automatically for successive one-year terms unless the Company notifies the covered executive within six months prior to the end of the then current term that the Severance Agreement will terminate at the end of such term.

Compensation Committee Interlocks and Insider Participation

     The Board's Compensation Committee is composed of Mr. Rouhana, the Company's Chairman and Chief Executive Officer, Mr. Magyar, Mr. vanden Heuvel and Professor Cash. No executive officer of the Company sits on the compensation committee of another entity, one or more of whose executive officers serves as a director of the Company or on the Company's Compensation Committee, nor does any executive officer of the Company serve as a director of another entity, one or more of whose executive officers serves on the Company's Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The table and accompanying footnotes on the following pages set forth certain information as of April 26, 1999 with respect to the Common Stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director and director-nominee of the Company, (iii) the Company's Chief Executive Officer and each of the Company's other executive officers, and (iv) all directors and executive officers of the Company as a group (in each case, based upon information furnished by such persons). Shares of Common Stock issuable upon exercise of options which are currently exercisable or exercisable within 60 days of April 26, 1999 have been included in the following table.

                                                                                                      PERCENT
                                                                              NUMBER OF SHARES      BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                          BENEFICIALLY OWNED       OWNED
---------------------------------------------------------------------------   ------------------    ------------------
William J. Rouhana, Jr.(1) ................................................        2,255,173(2)              4.7
Nathan Kantor(1) ..........................................................        1,001,506(3)              2.1
Timothy R. Graham(1) ......................................................          460,904(4)              1.0
Charles T. Dickson(1) .....................................................             --(5)                 --
Steven B. Magyar ..........................................................           75,403(6)                *
  Two Pine Point
  Lloyd Harbor, New York 11742
William J. vanden Heuvel ..................................................           74,000(7)                *
  812 Park Avenue
  New York, New York 10021
Bert Wasserman ............................................................          110,000(8)                *
  126 East 56th Street
  New York, New York 10022
James I. Cash .............................................................           70,000(9)                *
  Harvard University
  Graduate School of Business Administration
  Baker Library 187, Soldiers Field Road
  Boston, Massachusetts 02163
FMR Corp. .................................................................        4,444,302(10)             9.4
  82 Devonshire Street
  Boston, MA 02019
GBU Inc. ..................................................................        3,764,023(11)             8.0
  GEM Capital Management , Inc.
  Gerald B. Unterman
  70 East 55th Street
  New York, NY 10022
All Directors and Executive Officers as a Group (9 persons) ...............        4,006,986(12)             8.0

------------------
  * Less than 1%.

  (1) The address of this person is c/o WinStar Communications, Inc., 230 Park Avenue, New York, New York 10169.

 (2) Includes 1,380,000 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 50,000 shares of Common Stock issuable upon exercise of options which become exercisable in two equal annual installments commencing in March 2000 and (ii) 300,000 shares of Common Stock issuable upon exercise of options which become exercisable in January 2000. Mr. Rouhana has agreed that, during the term of Nathan Kantor's employment agreement with the Company, he would vote all shares of common stock he controls in favor of Mr. Kantor as a director of the Company.

 (3) Includes 984,865 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 333,833 shares of Common Stock issuable upon exercise of options which become exercisable in two equal annual installments commencing in September 1999 or (ii) 20,000 shares of Common Stock issuable upon exercise of options which become exercisable in two equal annual installments commencing in March 2000.

 (4) Includes 85,000 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 10,000 shares of Common Stock issuable upon exercise of options which become exercisable in two equal annual installments commencing in March 2000, (ii) 1,000 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in October 1999 or (iii) 50,000 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in April 2000.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

 (5) Does not include (i) 200,000 shares of Common Stock issuable upon exercise of options exercisable in four equal annual installments commencing in December 1999, (ii) 1,000 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in October 1999 or (iii) 30,000 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in April 2000.

 (6) Includes (i) 1,000 shares of Common Stock owned by Mr. Magyar's spouse, as to which Mr. Magyar disclaims beneficial ownership, (ii) 1,670 shares of Common Stock owned by benefit plans of which Mr. Magyar is the sole trustee and primary beneficiary, and (iii) 60,000 shares of Common Stock issuable upon exercise of certain options.

 (7) Includes 70,000 shares of Common Stock issuable upon exercise of certain options. Also includes 500 shares owned by Mr. vanden Heuvel's spouse, as to which he disclaims beneficial ownership.

 (8) Includes 100,000 shares of Common Stock issuable upon exercise of certain options.

 (9) Represents 70,000 shares of Common Stock issuable upon exercise of certain options.

(10) FMR Corp. is the parent holding company of, among others, Fidelity Management & Research Company ("Fidelity Management"), a registered investment adviser which acts as investment adviser to various registered investment companies within the Fidelity family of investment funds. FMR Corp. and Fidelity Management are deemed to beneficially own shares of the Company held by those funds over which they exercise control. Information with respect to this stockholder was derived from its Schedule 13G filed with the SEC in February 1999.

(11) Each of GBU Inc. ("GBU") and GEM Capital Management, Inc. ("GEM Capital"), is a registered investment adviser which acts as investment adviser to various funds and managed accounts. Gerald B. Unterman is the President, a director and principal stockholder of GBU and GEM Capital. Mr. Unterman, GBU and GEM Capital are deemed to beneficially own shares of the Company held by those funds and managed accounts over which they exercise control. Information with respect to these stockholders was derived from their
     Schedule 13G filed with the SEC in February 1999.

(12) Includes shares referred to as being included in notes (2) through (9). Excludes shares referred to in such notes as being excluded.

Item 13. Certain Relationships and Related Transactions

     On October 9, 1998, a subsidiary of the the Company made the following loans to two executive officers of the the Company: (i) a loan in the amount of $2.0 million to Steven G. Chrust, who at that time was the the Company's Vice Chairman; and (ii) a loan in the amount of $5.3 million to William J. Rouhana, Jr., the the Company's Chairman and Chief Executive Officer. Each of these loans was payable on demand and bore interest at 1% over the prime rate. The proceeds of these loans were used to repay margin debt which was secured by shares of the the Company's common stock owned by these individuals. Mr. Chrust repaid the entire principal and interest on his loan on November 19, 1998 and Mr. Rouhana repaid the entire principal and interest on his loan on December 24, 1998.

     The Company leases office space located in Westport, Connecticut from KKJ Properties, LLC, an entity controlled by Nathan Kantor. This is a month-to-month lease under which the Company pays monthly rent of $6,600, which the Company believes to be a fair market rate.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999,

                                         WINSTAR COMMUNICATIONS, INC.

                                         By: /s/ Joseph P. Dwyer
                                             -------------------------------
                                             Joseph P. Dwyer
                                             Senior Vice President - Finance