Form 10-Q
period 1999-03-31
WINSTAR COMMUNICATIONS INC
filed 1999-05-19
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________________


                        Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                        13-3585278
-------------------------------                ---------------------------------
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

                        -------------------------------
            (Former name, former address and former fiscal year end
                         if changed since last report)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___


State the number of shares outstanding of each of the issuer's classes of
common stock, as of May 13, 1999:   47,621,115

                                   FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1999 (unaudited) and December 31, 1998                     3

         Unaudited Condensed Consolidated Statements
         of Operations - three months ended
         March 31, 1999 and 1998 ...............................              4

         Unaudited Condensed Consolidated Statement of
         Stockholders' Equity (Deficit) - three months ended
         March 31, 1999.........................................              5

         Unaudited Condensed Consolidated Statements
         of Cash Flows - three months ended
         March 31, 1999 and 1998................................              6

         Notes to Condensed Consolidated
         Financial Statements................ ..................              7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........             14

PART II. Other Information......................................             22

                 Item 2. Changes in Securities

                 Item 6. Reports on Form 8-K


Signatures  ....................................................             23


                         WinStar Communications, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                        March 31,         December 31,
                                                                          1999                1998
                                                                      ------------       -------------
                                                                       (unaudited)
                           ASSETS
Current assets
    Cash and cash equivalents                                         $   329,901        $   208,257
    Short term investments                                                 79,663            104,773
                                                                      ------------       ------------
        Cash, cash equivalents and short term investments                 409,564            313,030

    Accounts receivable, net of allowance for doubtful
        accounts                                                           90,482             70,939
    Inventories                                                            17,271             14,880
    Prepaid expenses and other current assets                              61,823             28,402
                                                                      ------------       ------------

        Total current assets                                              579,140            427,251

Investment in equity securities                                            38,938             26,400
Property and equipment, net                                               841,185            639,673
Licenses, net                                                             319,118            310,649
Other intangible assets, net                                              175,060            178,050
Deferred financing costs, net                                              50,891             53,308
Other assets                                                               24,899             27,851
                                                                      ------------       ------------

        Total assets                                                  $ 2,029,231        $ 1,663,182
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                                 $     8,102        $     6,487
    Current portion of capitalized lease obligations                       96,210             59,021
    Accounts payable and accrued expenses                                 135,614            159,252
    Deferred revenues - current                                             7,765              2,105
    Net liabilities of discontinued operations                              5,854              7,254
                                                                      ------------       ------------

        Total current liabilities                                         253,545            234,119

Capitalized lease obligations, less current portion                       146,987             49,354
Long-term debt, less current portion                                    1,526,890          1,396,635
Deferred revenues - non current                                            78,343                  -
Other liabilities                                                          13,564             12,588
Deferred income taxes                                                      17,500             18,500
                                                                      ------------       ------------
        Total liabilities                                               2,036,829          1,711,196
                                                                      ------------       ------------

Series C cumulative exchangeable redeemable preferred stock               208,614            201,478
Series D senior cumulative convertible redeemable preferred stock         200,000            200,000

Stockholders' equity (deficit)
    Series A Preferred stock                                                   42                 41
    Series E Preferred stock                                                    1                  1
    Common stock, par value $.01; authorized 200,000 shares,
          issued and outstanding 46,766 and 41,403, respectively              468                414
    Additional paid-in-capital                                            576,974            404,112
    Accumulated deficit                                                  (972,154)          (819,242)
    Accumulated other comprehensive loss                                  (21,543)           (34,818)
                                                                        ----------        -----------

Total stockholders' deficit                                              (416,212)          (449,492)
                                                                      ------------       ------------

        Total liabilities, redeemable preferred stock
          and stockholders' deficit                                   $ 2,029,231        $ 1,663,182
                                                                      ============       ============

            See Notes to Condensed Consolidated Financial Statements


                         WinStar Communications, Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                           For the three months ended
                                                                     March 31,
                                                          ----------------------------

                                                              1999             1998
                                                          ----------        ----------
 Operating revenues
      Telecommunications services
              Core                                         $  68,587        $  18,635
              Other                                            7,275           15,394
                                                          -----------      -----------
              Total telecommunications services               75,862           34,029
      Information services                                    12,231           11,949
                                                          -----------      -----------

 Total operating revenues                                     88,093           45,978
                                                          -----------      -----------

 Operating expenses
      Cost of services and products                           67,942           41,252
      Selling, general and administrative expenses            99,921           52,492
      Depreciation and amortization                           28,483           11,399
                                                          -----------      -----------
 Total operating expenses                                    196,346        $ 105,143
                                                          -----------      -----------

 Operating loss                                             (108,253)         (59,165)

 Other (expense) income
      Interest expense                                       (50,563)         (28,613)
      Interest income                                          5,009            4,885
      Other expense                                             (105)               -
                                                            ---------      -----------
 Loss from continuing operations before income
      tax benefit                                           (153,912)         (82,893)
 Income tax benefit                                            1,000            1,100
                                                          -----------      -----------
 Loss from continuing operations                            (152,912)         (81,793)
 Loss from discontinued operations                                 -           (3,166)
                                                          -----------      -----------
 Net loss                                                   (152,912)         (84,959)
 Preferred stock dividends                                   (12,191)          (8,198)
                                                          -----------      -----------

 Net loss applicable to common stockholders                $(165,103)       $ (93,157)
                                                          ===========      ===========

 Basic and diluted loss per share:
       From continuing operations                          $   (3.72)       $   (2.51)
       From discontinued operations                                -            (0.09)
                                                          -----------       ----------

 Net loss per share                                        $   (3.72) $         (2.60)
                                                          ===========      ===========

 Weighted average shares outstanding                          44,384           35,899
                                                          ===========      ===========


            See Notes to Condensed Consolidated Financial Statements


                                            WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                                              For the Three Months Ended March 31, 1999
                                                           (in thousands)
                                                             (unaudited)



                                                     Preferred Stock A         Preferred Stock E         Common Stock
                                                    --------------------      -------------------     ------------------
                                                     Shares      Amount        Shares     Amount       Shares     Amount
                                                    --------    --------      --------   --------     --------   --------

Balances at December 31, 1998 ................         4,150    $     41            75   $      1       41,403   $    414

Issuances of common stock:
  For stock option exercises and other .......                                                           1,025         10
  For acquisitions and licenses ..............                                                              49          1
  February 1999 Common Stock Equity Offering .                                                           4,200         42

Dividends declared on Series A preferred stock

Dividends declared on Series C preferred stock

Dividends on Series D preferred stock ........

Issuances of Series A preferred stock as
  dividends in kind ..........................            62           1

Issuances of common stock as dividends
  on Series D preferred stock ................                                                              89          1


Comprehensive loss:

Net loss .....................................

Unrealized gain on investments in marketable
  equity securities ..........................



Total comprehensive loss .....................


                                                       -----    --------      --------   --------       ------   --------
Balances at March 31, 1999 ...................         4,212    $     42            75   $      1       46,766   $    468
                                                       =====    ========      ========   ========       ======   ========



                                                                                             Accumulated         Total
                                                           Additional                           Other         Stockholders'
                                                            Paid-in        Accumulated      Comprehensive       Equity
                                                            Capital          Deficit            Loss           (Deficit)
                                                           ---------       -----------      -------------    -------------

Balances at December 31, 1998 ................             $ 404,112       $ (819,242)      $    (34,818)    $   (449,492)

Issuances of common stock:
  For stock option exercises and other .......                11,671                                               11,681
  For acquisitions and licenses ..............                 2,045                                                2,046
  February 1999 Common Stock Equity Offering .               166,284                                              166,326

Dividends declared on Series A preferred stock                (1,556)                                              (1,556)

Dividends declared on Series C preferred stock                (7,136)                                              (7,136)

Dividends on Series D preferred stock ........                (3,500)                                              (3,500)

Issuances of Series A preferred stock as
  dividends in kind ..........................                 1,555                                                1,556

Issuances of common stock as dividends
  on Series D preferred stock ................                 3,499                                                3,500


Comprehensive loss:

Net loss .....................................                               (152,912)                           (152,912)

Unrealized gain on investments in marketable
  equity securities ..........................                                                    13,275           13,275


                                                                                                                 --------
Total comprehensive loss .....................                                                                   (139,837)
                                                                                                                 ========

                                                           ---------       ----------       ------------     ------------
Balances at March 31, 1999 ...................             $ 576,974       $ (972,154)      $    (21,543)    $   (416,212)
                                                           =========       ==========       ============     ============

                        See Notes to Condensed Consolidated Financial Statements


                          WinStar Communications, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                 For the three months ended
                                                                          March 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                ------------   ------------

Cash flows from operating activities:
      Net loss                                                  $  (152,912)   $   (84,959)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Net loss from discontinued operations                          -          3,166
           Depreciation and amortization                             28,483         11,399
           Deferred income tax benefit                               (1,000)        (1,100)
           Provision for doubtful accounts                            5,619          1,746
           Loss in equity method investment                             105              -
           Non cash interest expense                                 37,487         19,621
           (Increase) decrease in operating assets:
                Accounts receivable                                 (25,162)       (21,275)
                Inventories                                          (2,391)          (209)
                Prepaid expenses and other current assets           (33,400)        (1,249)
                Other assets                                          3,090          1,792
           Decrease in accounts
               payable and accrued expenses                         (28,542)       (19,421)
           Increase in deferred revenues                             84,003              -
           Net cash used in discontinued operations                  (1,400)        (7,210)
                                                                ------------   ------------

Net cash used in operating activities                               (86,020)       (97,699)
                                                                ------------   ------------

Cash flows from investing activities:
      (Increase) decrease in short-term investments, net             25,110        (10,996)
      Purchase of property and equipment                            (75,851)       (29,641)
      Acquisitions, net of cash acquired, including licenses         (9,368)      (107,955)

                                                                ------------   ------------
Net cash used in investing activities                               (60,109)      (148,592)
                                                                ------------   ------------

Cash flows from financing activities:
      Proceeds from long-term debt, net                             104,788        438,113
      Net proceeds from redeemable preferred stock offering               -        193,145
      Net proceeds from common stock offering                       166,326              -
      Net proceeds from other equity transactions                    11,681          8,019
      Proceeds from equipment lease financing                             -         30,900
      Payment of capital lease obligations                          (18,136)          (881)
      Other, net                                                      3,114         (1,237)
                                                                ------------   ------------

Net cash provided by financing activities                           267,773        668,059
                                                                ------------   ------------

Net increase in cash and cash equivalents                           121,644        421,768
Cash and cash equivalents at beginning of period                    208,257        402,599
                                                                ------------   ------------

Cash and cash equivalents at end of period                          329,901        824,367
Short-term investments at end of period                              79,663         27,899
                                                                ------------   ------------
Cash, cash equivalents and short-term investments
      at end of period                                          $   409,564    $   852,266
                                                                ============   ============

            See Notes to Condensed Consolidated Financial Statements

                 WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1.  Nature of Business

The Company is a facilities-based provider of telecommunications services primarily to businesses in a growing number of major markets throughout the United States. Through its local broadband (i.e. high capacity) networks, the Company offers its customers a variety of individual and bundled services, including local and long distance voice services, data transport, high speed Internet access and enhanced communications services. Additionally, the Company markets and distributes information content and services in both traditional markets (such as television, video, cable and radio) and through the bundling of content as an enhanced telecommunications service. The Company's telecommunications services are subject to varying degrees of federal, state and local regulation.

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

2.  Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of March 31, 1999, the statements of operations and the statements of cash flows for the three months ended March 31, 1998 and 1999 and the statement of stockholders' equity for the three months ended March 31, 1999.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The unaudited financial statements and related footnotes for the three month period ended March 31, 1998 reflect certain reclassifications such that they conform to the current period presentation.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

                 WinStar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

3.   Deferred Revenues

Deferred revenues principally relate to the Company's sale of Wireless Fiber Capacity to Williams Communications, Inc. ("Williams") under a 25 year IRU. Under the terms of this agreement, Williams will pay the Company approximately $400.0 million, as hubs are delivered, which is expected to occur over the next three years. Through March 31, 1999, the Company has received approximately $84.0 million. The related revenue will be recognized ratably over 25 years. For the three months ended March 31, 1999, the Company recognized revenues of approximately $1.1 million.


4.  Basic and Diluted Loss Per Share

Basic and diluted loss per share have been calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period presented. Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

5.  Acquisitions

In January 1999, the Company along with KDD Corporation and Sumitomo
Corporation formed a joint venture to pursue the deployment of fixed wireless services in Japan. The three companies have established a new Japanese corporation, KDD WinStar Corporation, to secure spectrum rights and build a broadband network. The Company's initial subscription payment for a 35% interest in the venture was approximately $3.0 million, $0.3 million of which was paid in March 1999 and approximately $2.7 million of which was paid in April 1999.

In February 1999, the Company acquired 95% of Macrocom SA, a company holding a nationwide license for 400 MHz of spectrum in the 38 GHz band in Argentina. The purchase price was approximately $7.1 million consisting of $5.5 million cash and 36,000 shares of common stock of the Company valued at $1.6 million.

6. Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp.

The Company's wholly-owned subsidiaries, WinStar Equipment Corp. and WinStar Equipment II Corp. ("WEC" and "WEC II", respectively), each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property ("Designated Equipment"), received $200.0 million and $50.0 million in gross proceeds, respectively, from the issuance and sale of 12.5% Guaranteed Senior Secured Notes ("the WEC and WEC II Notes") in placements of debt in March and August of 1997, respectively. All of the proceeds of the WEC and WEC II Notes were used to purchase Designated Equipment. Both the interest and principal of the WEC and WEC II notes are guaranteed by the Company.

WEC and WEC II have no independent operations other than to hold Designated Equipment and to lease same to the Company's other telecommunications affiliates. Given this operating environment, it is unlikely, in the opinion of management, that WEC or WEC II will generate sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

                 WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

Summary financial information for WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information at March 31, 1999 is as follows:

                                         WEC         WEC II
                                      ---------     ---------
          Current assets              $  38,945     $   7,807
          Long-term assets              190,223        37,032
          Current liabilities            (1,346)         (278)
          Long-term debt               (200,000)      (50,000)
          Due to parent                 (58,451)       (1,900)
                                      ---------     ---------

          Stockholders' deficit       $ (30,629)    $  (7,339)
                                      =========     =========

Statements of operations information for WEC and for WEC II for the periods presented below are as follows (in thousands):

                                    WEC                   WEC II
                          ------------------------  --------------------
                            Three Months Ended      Three Months Ended
                                 March 31,               March 31,
                             1999        1998         1999      1998
                           -------     -------      -------    -------
  Rental revenues from
     other WinStar
     subsidiaries.......   $ 1,174     $   512      $   125    $    -
  Interest income from
     other WinStar
     subsidiaries.......     3,367         864          473         -
  Interest income -
     investments........        20       1,542            1         -
  Selling, general and
     administrative
     expenses...........    (1,637)     (1,042)        (383)      (646)
  Interest expense......    (6,507)     (6,238)      (1,630)    (1,630)
                           -------     -------      -------    -------
  Net loss..............   $(3,583)    $(4,362)     $(1,414)   $(2,276)
                           =======     =======      =======    =======

Separate financial statements for WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the condensed consolidated financial statements of the Company.

7.   Discontinued Operations

     a.  WinStar Global Products

         In May 1997, the Company's Board of Directors approved a formal plan of disposal for the Company's consumer products subsidiary, WinStar Global Products, Inc., ("Global"). The disposal of Global was accounted for as a discontinued operation. In November 1998, the Company entered into an asset purchase agreement and sold Global's remaining assets for certain other assets recorded at a nominal value. During the quarter ended March 31, 1998, the Company recorded a loss on discontinued operations of approximately $1,982,000.

                 WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

         Global's operating results were segregated from continuing operations and were reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flow for the three months ended March 31, 1998.


     b.  WinStar Gateway Network

         In November 1998, a formal plan of disposal for the Company's Residential Long Distance Business, WinStar Gateway Network, Inc. ("Gateway"), was approved by management of the Company, and it is anticipated that the disposal will be completed within the next six months. The disposal of Gateway has been accounted for as a discontinued operation and accordingly, its net liabilities have been segregated from the net assets of continuing operations in the accompanying condensed consolidated balance sheet and its operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows.

         Information relating to the discontinued operations of Gateway is as follows (in thousands of dollars):

                                                        Three Months Ended
                                                            March 31,
                                                        1999          1998
                                                     ----------    -----------
            Operating revenues                       $      585    $     1,458
                                                     ----------    -----------

            Cost of revenue                                 622          1,523
            Selling, general & administrative
               expenses                                     557          1,119
                                                     ----------    -----------
            Total operating expenses                      1,179          2,642
                                                     ----------    -----------
            Net loss                                 $     (594)   $    (1,184)
                                                     ==========    ===========

                 WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

         Net liabilities of the discontinued operations of Gateway as of March 31, 1999 and December 31, 1998 are composed of the following (in thousands of dollars):

                                                        1999          1998
                                                     -----------   ----------

               Total assets                          $     74      $    472
                                                     -----------   ----------

               Current liabilities                      2,095         1,140
               Non current liabilities                    157           166
                                                     -----------   ----------
               Total liabilities                        2,252         1,306
                                                     -----------   ----------
               Net liabilities                       $ (2,178)     $   (834)
                                                     ===========   ==========


8.   Marketable Securities

     The Company has recorded "other comprehensive income" (representing unrealized gains on 3.3 million shares of Advanced Radio Telecom Corp.) of $13,275,000 in the Statement of Shareholders' Equity.

9.   Capital Lease Obligations

     During the first quarter of 1999, the Company took delivery of certain dark fiber, as well as certain specified fixed circuits from Williams under the terms of its long haul dark fiber IRU dated December 17, 1998. Accordingly, capitalized lease obligations of approximately $149.2 million have been recorded by the Company in the first quarter of 1999.

10.  Long-Term Debt

     During the first quarter of 1999, the Company drew down approximately $102.5 million under its equipment financing agreement with Lucent Technologies. As of March 31, 1999, the total amount outstanding under this Agreement was approximately $180.1 million. The proceeds of this debt were utilized to fund capital expenditures.

                 WinStar Communications, Inc. and Subsidiaries
                    Notes to Condensed Financial Statements
                                  (unaudited)

11.  Equity Offering

In February 1999 the Company issued 4.2 million shares of its common stock in a registered public offering pursuant to which it received net proceeds of approximately $166.3 million.

12.  Segments

The Company is an integrated communications provider, and as such has two reportable operating segments: Telecommunications and Interactive Services and Traditional Media Services. International activities, including joint ventures, as of March 31, 1999 were not material. Information relating to the Company's reportable operating segments is as follows (in thousands of dollars):

                                   Telecommunications  Traditional    Total for
                                     and Interactive      Media       Reportable          General      Discontinued
                                        Services         Services      Segments         Corporate       Operations       Total
                                   ------------------  -----------   -----------       ------------     ----------    ----------
For the Three Months Ended
March 31, 1999
External revenue                    $   77,514         $10,579       $    88,093        $     --          $ --       $   88,093
Segment operating (loss) profit       (100,914)            418          (100,496)         (7,757)           --         (108,253)
EBITDA (1)                             (73,028)            988           (72,040)         (7,730)           --          (79,770)
Segment assets                       1,483,689          52,319         1,536,008         493,223            --        2,029,231



For the Three Months Ended
March 31, 1998
External revenue                    $   35,639         $10,339       $    45,978        $   --            $ --       $   45,978
Segment operating (loss) profit        (53,043)          1,262           (51,781)         (7,384)           --          (59,165)
EBITDA (1)                             (41,960)          1,567           (40,393)         (7,373)           --          (47,766)
Segment assets                         833,210          48,094           881,304         762,505           4,604      1,648,413

As the Company pursues its broadband bundled services strategy it will offer more traditional media services over its network. Over time the Company believes it will operate under one segment.

(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, other income (expense) and discontinued operations.

13.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transaction that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact that SFAS 133 will have on its consolidated financial statements and disclosures.

                 Winstar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

14.  Subsequent Event

Subsequent to March 31, 1999, the Company and Williams signed an amendment, with an effective date of April 1, 1999 ("amended IRU"), to the long haul dark fiber IRU agreement dated December 17, 1998. Under the terms of the amended IRU, Williams has granted the Company an exclusive 20 year indefeasible right to use specified fixed circuits for WinStar's long haul telecommunications network. The Company will pay Williams $100.0 million over the next seven years and account for the amended IRU as a capitalized lease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

WinStar is a facilities-based provider of telecommunications services primarily to businesses in a growing number of major markets throughout the United States. Through our local broadband (i.e. high capacity) networks, we offer our customers a variety of individual and bundled services, including local and long distance voice services, data transport, high speed Internet access and enhanced communications services. Additionally, we market and distribute information content and services in both traditional markets (such as television, video, cable and radio) and through the bundling of content as an enhanced telecommunications service. Our telecommunications services are subject to varying degrees of federal, state and local regulation.

To capitalize on opportunities in the telecommunications industry, we are pursuing a rapid expansion of our telecommunications services to 60 U.S. markets by the end of 2000 and up to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures and anticipated operating losses. We may elect to slow the speed or narrow the focus of this expansion in the event that we are unable to raise sufficient amounts of capital on acceptable terms.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

Revenues from our operating business lines are as follows (in millions):

                                                 Three Months Ended
                                                      March 31,
                                                   1999      1998
                                                   ----      ----

          Telecommunications Services:
             Core                                 $68.6     $18.6
             Other Services                         7.3      15.4
                                                  -----     -----
                                                   75.9      34.0
          Information Services                     12.2      11.9
                                                  -----     -----

                 Total Revenues                   $88.1      $45.9
                                                  =====      =====


Revenues increased by $42.2 million, or 91.9%, for the three months ended March 31, 1999, to $88.1 million, from $45.9 million for the three months ended March 31, 1998. This increase was principally attributable to the growth in revenues generated by our telecommunications operations, where the addition of new domestic markets and new services including broadband data and enhanced services, as well as revenue growth in our existing markets, led to a 122.9% gain in telecommunications revenues over the prior year.

Revenues from Core services increased by $50.0 million, or 268.1%, for the three months ended March 31, 1999, to $68.6 million, from $18.6 million, for the three months ended March 31, 1998. The revenue growth was primarily attributable to our continued revenue growth in existing markets, the addition of new domestic markets, and the expansion of our broadband data service offerings. Based on revenues generated in March 1999, total Core service revenues reached an annual run rate in excess of $280.0 million, compared with $89.0 million based on revenues generated in March 1998. Through March 31, 1999, cumulative lines installed were approximately 384,000 as compared with approximately 145,000 at March 31, 1998.

Revenues from other telecommunications services, which consist of MidCom long distance voice services, decreased by $8.1 million, or 52.7%, for the three months ended March 31, 1999, to $7.3 million, from $15.4 million for the three months ended March 31, 1998. The decrease, which was anticipated, resulted primarily from attrition of this customer base.

Revenues from information services were $12.2 million for the three months ended March 31, 1999, which is comparable to revenues of $11.9 million for the three months ended March 31, 1998. Traditional media revenues were $10.6 million for the three months ended March 31, 1999, as compared to $10.3 million for the three months ended March 31, 1998. Interactive service revenues were $1.7 million for the three months ended March 31, 1999 as compared to $1.6 million for the three months ended March 31, 1998. Management anticipates that Interactive service revenues will grow at an increasing pace.

As a percentage of revenues, cost of services and products for the three months ended March 31, 1999 was 77.1%, compared with 89.7% for the three months ended March 31, 1998. The percentage of traffic carried over our own network facilities has continued to increase, resulting in a decreased cost of revenue percentage. Various other items, however, impact our cost of revenue each quarter, including revenue volumes and control over internal costs. While we believe that our gross profit margin will continue to improve as increased volumes and larger percentages of traffic are provisioned over our own network facilities, the rate of improvement will be slower during periods when we expand into new markets, but will accelerate as these markets mature. In fact, if many new markets are added or the Company's other cost control efforts are not as successful as in the current quarter, the cost of revenue percentage could increase.

Selling, general and administrative expense increased by $47.4 million to $99.9 million for the three months ended March 31, 1999, from $52.5 million for the three months ended March 31, 1998. We continued to hire sales, marketing, network and related support personnel in connection with the expansion of our domestic and international markets. We had approximately 2,076 employees at March 31, 1998 and approximately 2,872 at March 31, 1999. As a percentage of revenues, selling, general and administrative expenses declined slightly from 114.2% for the three months ended March 31, 1998 to 113.4% for the three months ended March 31, 1999. With the rapid expansion of our markets from 21 at March 1998 to 31 at March 31, 1999, and with our planned expansion to 45 domestic markets and 6 international markets by December 31, 1999, we expect selling, general and administrative expenses to continue to grow in absolute dollars, but to be a declining percentage of revenues over time.

Depreciation and amortization expense increased by $17.1 million for the three months ended March 31, 1999, to $28.5 million, from $11.4 million for the three months ended March 31, 1998 principally resulting from our acquisition and deployment of telecommunications equipment in connection with our telecommunications network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses from our 1998 acquisitions.

For the reasons noted above, the operating loss for the three months ended March 31, 1999, was $108.3 million, compared with an operating loss of $59.2 million for the three months ended March 31, 1998.

Interest expense increased by $22.0 million, or 76.7%, for the three months ended March 31, 1999, to $50.6 million, from $28.6 million for the three months ended March 31, 1998. This increase was principally attributable to the issuance of $450.0 million of debt in the first quarter of 1998, aggregate draw-downs of $180.1 million under the Lucent Financing agreement, as well as $193.8 million in new capital lease obligations under the Williams IRU. Of the $50.6 million of interest expense incurred for the quarter, $37.5 million is not payable in cash.

For the three months ended March 31, 1999, we incurred dividends of $12.2 million on our placements of Series A, Series C and Series D Preferred Stock, none of which were paid in cash.

For the reasons noted above, we reported a net loss applicable to common stockholders of $165.1 million for the three months ended March 31, 1999, compared to a net loss applicable to common stockholders of $93.2 million for the three months ended March 31, 1998.

Liquidity and Capital Resources

In February 1999, we sold 4,200,000 shares of our common stock at $41.75 per share and received net proceeds of approximately $166.3 million.

Additionally, in February 1999, the Company received $84.0 million from Williams Communications, Inc. ("Williams") in connection with the delivery of 57 hub sites under the Wireless Fiber IRU Agreement signed in December 1998.

In the first quarter of 1999, we incurred approximately $102.5 million in indebtedness under our equipment financing agreement with Lucent Technologies ("Lucent"). Under the terms of this five year agreement, Lucent will provide up to $2.0 billion in equipment financing; provided, however, that Lucent is not required to have outstanding at any one time aggregate loans and commitments in excess of $500.0 million. Additional amounts automatically become available on a dollar-for-dollar basis as the loans and/or unfunded commitments are syndicated to other lenders.

We have incurred significant operating and net losses, due in large part to the development of our telecommunications services business, and we anticipate that such losses will continue over the near term as we execute our growth strategy. We are building direct sales forces, having opened sales offices currently serving the 31 domestic major markets in which we offer our Core telecommunications services, and we are expanding into other metropolitan areas. We are in the process of ordering and installing switches and other network equipment to be placed in our key markets. Historically, we have funded our operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the three months ended March 31, 1999 was approximately $79.8 million, and purchases of property and equipment during the three months ended March 31, 1999 was approximately $102.5 million. At March 31, 1999, working capital was $325.6 million (including cash, cash equivalents and short-term investments of $409.6 million) as compared to $193.1 million at December 31, 1998 (including cash, cash equivalents and short-term investments of $313.0 million).

We have the ability to moderate our capital spending and EBITDA losses by varying the number of markets in which we build network and offer services. In the event that we slow the speed or narrow the focus of our business plan, we will reduce our capital requirements and EBITDA losses. Under our current plan to expand to 45 major domestic and six international markets by the end of 1999, we plan to spend approximately $600.0 million in 1999 for capital equipment (inclusive of amounts incurred in the first quarter), which we expect to finance principally through the Lucent credit agreement and other vendor financing arrangements which we believe are available to us and, we expect to finance an additional $220.0 million (inclusive of amounts incurred in the first quarter) under the Williams IRU's.

We anticipate, based on our business plan and related assumptions (including an assumption of full availability of the $2.0 billion under our Lucent financing arrangement), that our existing financial resources, accounts receivable and additional equipment financings that we intend to seek, will be sufficient to fund our operations for approximately 12 to 15 months, and to fund our capital requirements for the next several years. We may be required to seek additional sources of capital sooner than we anticipate if: our operating assumptions change or prove to be inaccurate; less than $2.0 billion becomes available under the Lucent financing arrangement; we fail to secure additional equipment and accounts receivable financing; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly.

We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

Year 2000 Compliance

We are continuing to correct, test and redeploy our systems that have been identified as being at risk for errors and failures as a result of the "Year 2000" problem, which is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. This could result in major system failures or miscalculations. We believe that our exposure to this issue, based on our internal systems, is somewhat limited by the fact that substantially all of our existing systems have been purchased or replaced since 1996 or currently remain under development. Notwithstanding this belief, we are aggressively working to identify and remediate potential Year 2000 problems in all of our new and existing mission-critical and business-critical systems and applications, including those supplied by third party vendors.

Our first priority is to protect customer-sensitive operations from service interruptions or billing discrepancies that could occur as a result of the Year 2000 transition. Customer-sensitive mission critical operations include our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Our business-critical operations include systems, applications and operations which do not directly impact the customer, but are essential to internal communications and our ability to run the business day-to-day. Finally, we will address matters for which failure might cause inconvenience and delay for Company employees, but would not directly impact customers, service, or routine business operations.

We have developed Year 2000 compliance standards that follow industry requirements. In order to implement these standards, we formed a Year 2000 Program Office to manage the Year 2000 project plan enterprise-wide. The project team is comprised of management and technical representatives from our major operational areas, together with experienced Year 2000 subject matter experts.

Key activities in our Year 2000 program include: planning and program definition, inventory and prioritization of date-sensitive systems (including computer and electrical systems, equipment and the systems of companies acquired or to be acquired by us), risk assessment, remediation, testing, audit and certification, contingency planning, implementation, and post-implementation monitoring.

We have completed the planning, inventory and assessment phases of this project which entailed, among other things, identification of the several hundred systems used by us in the operation of our business, and in reviewing all of our hardware and software systems for date related code issues. The results of this review are guiding our remediation, testing and contingency planning efforts which are underway. We are conducting Year 2000 testing and remediation of non-compliant, mission and business-critical systems, which will continue through August 1999.

We recognize the need to remediate and test our mission-critical and business-critical systems to insure that individually the systems are Year 2000 functional and that collectively they inter-operate in such a manner as to insure that our enterprise is Year 2000 functional. We expect to complete the individual testing of mission-critical and business-critical systems prior to June 30, 1999. We expect to start inter-operability testing in June 1999 and to complete that phase prior to August 31, 1999. This project will necessarily be a continuing one as remediated systems are monitored in production for compliance and as further modifications are warranted to cover systems changes and to support the growth of the network.

We have, where we deemed necessary, required suppliers and third-party vendors to provide statements of Year 2000 compliance in their contracts with us. In addition, and as part of our Year 2000 project, we have contacted our vendors and suppliers, including other telecommunications providers, equipment manufacturers and software vendors, to obtain a statement regarding the vendor's Year 2000 compliance. We currently require our outside vendors and suppliers to provide reasonable assurances that their hardware and/or software is Y2K ready. In the event that a vendor or supplier is not able to provide such assurance, we will monitor the vendor's progress in this area and, if appropriate, may arrange to have available an alternate vendor or supplier who can give such assurances.

The total cost associated with our Year 2000 compliance project is not expected to be material to our financial position. The estimated total cost of the project is $4 million to $8 million. The total amount expended through March 31, 1999 was approximately $2.0 million. As additional systems are reviewed and tested and the scope of any Year 2000 issues is further defined, we will make appropriate adjustments to the estimated costs of completing this project.

Our failure to make our key systems Year 2000 compliant could adversely impact our ability to service our telecommunications and other customers and otherwise carry on our business. Such problems could include interruptions in the operation of our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Although we expect that we will have identified and remediated any Year 2000 problems in our internal systems prior to the end of 1999, if any significant Year 2000 problems in our systems are not uncovered or are not remediated in a timely manner, significant failures of these functions could occur and could have material adverse consequences to our operations.

While we are working to test our own mission critical systems for Year 2000 problems, we do not control the systems of our suppliers. As discussed above, we are seeking assurances from our suppliers regarding the Year 2000 readiness of their systems. We also plan to conduct interoperability testing to test whether our suppliers' systems will accurately provide our systems with date data and telecommunications functionality into and beyond the new millennium. Notwithstanding these measures, there is some risk that the interoperation of our systems with those of our suppliers' may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide and the vast array of telecommunications equipment used in those networks (including equipment used by customers on their premises), the ability of any telecommunications provider, including WinStar, to provide services to customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks, systems and equipment of other carriers and numerous equipment manufacturers. To the extent the networks, systems and equipment of those carriers are adversely impacted by Year 2000 problems, the ability of WinStar to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on our Company's operations.

We also may consummate acquisitions prior to the end of 1999. The extent of the Year 2000 problems associated with any such acquired companies and the cost and timing of remediation will be evaluated during and after completion of the acquisition process. Our Year 2000 efforts include active participation by newly acquired businesses, and a plan is in place for immediate coordination in the event of future acquisitions. However, we cannot give assurances that the systems of any acquired company will be fully Year 2000 compliant when acquired or will be capable of timely remediation.

Having identified our mission critical and business critical systems and ours key suppliers, and the associated risks of failure of those systems to be Year 2000 ready, we are in the process of devising contingency plans which will be implemented in the event we determine that any such systems will not be made Year 2000 compliant in a timely manner.

Effects of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transaction that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The

Company is currently evaluating the impact that SFAS 133 will have on its consolidated financial statements and disclosures.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. The words "anticipate", "believe", "estimate", "expect", "plan", "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. No assurance can be given that any of such expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, without limitation: (a) our ability to service our debt or to obtain financing for the buildout of our telecommunications network; (b) our ability to attract and retain a sufficient revenue-generating customer base; (c) competitive pressures in the telecommunications industry; and (d) general economic conditions.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to the issuance by the Company of certain securities during the quarter ended March 31, 1999, without registration of such securities under the Securities Act:

                                                                                  Terms of
                                                                    Exemption        Conversion or
   Securities Sold            Purchasers       Consideration         Claimed           Exercise        Use of Proceeds
   ---------------            ----------       -------------       ----------        -------------     ---------------
48,860 shares of            Various          Shares issued as          4(2)         Not Applicable     The Company did
Common Stock (various       individuals      consideration in                                          not receive cash
dates from                  and entities     various acquisitions                                      proceeds for
1/1/99 - 3/31/99)                                                                                      these shares


Item 6. Reports on Form 8-K

(1) Current report on Form 8-K filed January 11, 1999 (reporting on items 5 and 7(c), and amendments thereto on Form 8-K/A filed on February 2, 1999 and February 3, 1999.

                                  SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
   Registrant





By:  /s/Charles T. Dickson
     ----------------------------------------
Charles T. Dickson
Executive Vice President and Chief Financial
  Officer (Principal Financial Officer)               Dated:  May 17, 1999


By:  /s/Joseph P. Dwyer
     ----------------------------------------
Joseph P. Dwyer
Senior Vice President, Finance
(Principal Accounting Officer)                        Dated:  May 17, 1999

                                  SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
   Registrant



By:_________________________________________
Charles T. Dickson
Executive Vice President and Chief Financial
  Officer (Principal Financial Officer)               Dated:  May 17, 1999


By:_________________________________________
Joseph P. Dwyer
Senior Vice President, Finance
(Principal Accounting Officer)                        Dated:  May 17, 1999