Form 10-Q
period 1999-06-30
WINSTAR COMMUNICATIONS INC
filed 1999-08-16
CIK 868797

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________  to  _____________________


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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _
                                      ----

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1999: 54,545,389

                                  FORM 10-Q

                         WINSTAR COMMUNICATIONS, INC.

                              TABLE OF CONTENTS


PART I.  Financial Information

       Item 1.  Financial Statements                                                  Page
                                                                                      ----
              Condensed Consolidated Balance Sheets -
              June 30, 1999 (unaudited) and December 31, 1998...................          3

              Unaudited Condensed Consolidated Statements
              of Operations - three and six months ended
              June 30, 1999 and 1998 ...........................................          4

              Unaudited Condensed Consolidated Statement of
              Stockholders' Equity (Deficit) - six months ended
              June 30, 1999.....................................................          5

              Unaudited Condensed Consolidated Statements
              of Cash Flows - six months ended
              June 30, 1999 and 1998............................................          6

              Notes to Condensed Consolidated
              Financial Statements..............................................          7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................        15

Item 3.       Quantitative and Qualitative Disclosures..........................        26

PART II.   Other Information....................................................        27

                         Item 2.  Changes in Securities
                         Item 6.  Reports on Form 8-K

Signatures        ..............................................................        28

                         WinStar Communications, Inc.
                    Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                                      June 30,                  December 31,
                                                                                        1999                        1998
                                                                              ---------------------       ---------------------
                                                                                    (unaudited)
                                       ASSETS
Current assets
     Cash and cash equivalents                                                  $              510,701       $          208,257
     Short term investments                                                                    100,166                  104,773
                                                                                ----------------------       -------------------
        Cash, cash equivalents and short term investments                                      610,867                  313,030

     Accounts receivable, net of allowance for doubtful
        accounts                                                                               113,085                   70,939
     Inventories                                                                                19,256                   14,880
     Prepaid expenses and other current assets                                                  63,649                   28,402
                                                                                 ---------------------        -----------------
        Total current assets                                                                   806,857                  427,251

Investments in marketable equity securities                                                     48,686                   26,400
Property and equipment, net                                                                  1,140,818                  639,673
Licenses, net                                                                                  318,334                  310,649
Other intangible assets, net                                                                   171,546                  178,050
Deferred financing costs, net                                                                   46,835                   53,308
Other assets                                                                                    36,451                   27,851
                                                                                    ------------------          ----------------
        Total assets                                                                $        2,569,527          $     1,663,182
                                                                                    ==================          ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Current portion of long-term debt                                               $           8,386          $         6,487
     Current portion of capitalized lease obligations                                          133,014                   59,021
     Accounts payable and accrued expenses                                                     189,535                  159,252
     Deferred revenues - current                                                                 9,191                    2,105
     Net liabilities of discontinued operations                                                  5,017                    7,254
                                                                                     -----------------          ----------------
        Total current liabilities                                                              345,143                  234,119

Capitalized lease obligations, less current portion                                            189,112                   49,354
Long-term debt, less current portion                                                         1,615,158                1,396,635
Deferred revenues - non current                                                                114,475                        -
Other liabilities                                                                               14,585                   12,588
Deferred income taxes                                                                           16,500                   18,500
                                                                                     -----------------           --------------
        Total liabilities                                                                    2,294,973                1,711,196
                                                                                     -----------------           --------------

Series C cumulative exchangeable redeemable preferred stock                                    215,834                  201,478
Series D senior cumulative convertible redeemable preferred stock                              200,000                  200,000

Stockholders' equity (deficit)
     Series F preferred stock                                                                        3                        -
     Series A preferred stock                                                                       42                       41
     Series E preferred stock                                                                        1                        1
     Common stock, par value $.01; authorized 200,000 shares,
           issued and outstanding 54,326 and 41,403, respectively                                  543                      414
     Additional paid-in-capital                                                              1,004,924                  404,112
     Accumulated deficit                                                                    (1,134,732)                (819,242)
     Accumulated other comprehensive loss                                                      (12,061)                 (34,818)
                                                                                     -----------------           --------------
         Total stockholders' deficit                                                          (141,280)                (449,492)
                                                                                     -----------------           --------------
        Total liabilities, redeemable preferred stock
          and stockholders' deficit                                                  $       2,569,527          $     1,663,182
                                                                                     =================           ==============

           See Notes to Condensed Consolidated Financial Statements

                         WinStar Communications, Inc.
               Condensed Consolidated Statements of Operations
                    (in thousands, except per share data)
                                 (unaudited)

                                                        For the three months ended                For the six months ended
                                                                    June 30,                                June 30,
                                                    ---------------------------------------     --------------------------------
                                                         1999                   1998                 1999              1998
                                                    ---------------       -----------------     ----------------     ------------
 Operating revenues
      Telecommunications services
              Core                                  $       76,856        $     30,002          $       145,443      $     51,117
              Other                                          7,030              13,707                   14,305            26,621
                                                    --------------        ------------          ---------------      ------------
             Total telecommunications services              83,886              43,709                  159,748            77,738
      Information services                                  12,619              12,521                   24,850            24,470
                                                    --------------        ------------          --------------       ------------
 Total operating revenues                                   96,505              56,230                  184,598           102,208
                                                    --------------        ------------          ---------------      ------------

 Operating expenses
      Cost of services and products                         73,353              45,225                  141,295            86,477
      Selling, general and administrative expenses         106,242              59,139                  206,163           111,631
      Depreciation and amortization                         34,818              16,895                   63,276            28,294
                                                    --------------        -------------         ----------------     ------------
 Total operating expenses                                  214,413             121,259                  410,734           226,402
                                                    --------------        --------------        -----------------    -------------

 Operating loss                                           (117,908)            (65,029)                (226,136)         (124,194)

 Other (expense) income
      Interest expense                                     (50,641)            (40,492)                (101,334)          (69,105)
      Interest income                                        4,971              10,300                    9,980            15,185
                                                    ------------------------------------        ---------------------------------
 Loss from continuing operations before income
          tax benefit                                     (163,578)            (95,221)                (317,490)         (178,114)
 Income tax benefit                                          1,000               1,400                    2,000             2,500
                                                    ---------------       -------------         ----------------     ------------
 Loss from continuing operations                          (162,578)            (93,821)                (315,490)         (175,614)
 Loss from discontinued operations                             --                 (477)                     --             (3,643)
                                                    --------------        -------------         ----------------     -------------
 Net loss                                                 (162,578)            (94,298)                (315,490)         (179,257)
 Preferred stock dividends                                 (12,801)            (11,287)                 (24,992)          (19,485)
                                                    --------------        --------------        -----------------    -------------
 Net loss applicable to common stockholders         $     (175,379)       $   (105,585)         $      (340,482)      $  (198,742)
                                                    ==============        ==============        =================    =============

 Basic and diluted loss per share:
       From continuing operations                   $        (3.53)       $      (2.76)         $         (7.23)       $    (5.27)
       From discontinued operations                             --               (0.01)                      --             (0.10)
                                                    --------------        ----------------      -------------------  -------------
 Net loss per share                                 $        (3.53)       $      (2.77)         $         (7.23)       $    (5.37)
                                                    ==============        ================      ===================  =============

 Weighted average shares outstanding                        49,706               38,081                   47,068            37,000
                                                    ==============        ================      ===================  ==============


           See Notes to Condensed Consolidated Financial Statements

                WINSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
      Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                    For the Six Months Ended June 30, 1999
                                (in thousands)
                                 (unaudited)

                                                Preferred Stock F    Preferred Stock A     Preferred Stock E      Common Stock
                                                ------------------  -------------------   -------------------    ---------------
                                                Shares      Amount   Shares      Amount    Shares      Amount    Shares   Amount
                                                -------------------  ------------------    ------------------    ---------------
Balances at December 31, 1998                         -      $    -     4,150    $   41         75     $    1     41,403   $  414

Issuances of common stock:                                                                                         2,576       26
  For stock option exercises and other
  For acquisitions and licenses                                                                                       52        -
  February 1999 Common Stock Equity Offering                                                                       4,200       42
  For conversion of debentures                                                                                     5,920       59
  For conversion of preferred stock                                                                                    8        -

Issuance of Series F Cumulative Convertible
      Preferred Stock                               300             3

Dividends declared on Series A preferred stock

Dividends declared on Series C preferred stock

Dividends on Series D preferred stock

Dividends on Series F preferred stock

Issuances of Series A preferred stock as
  dividends in kind                                                       125         1

Issuances of common stock as dividends
  on Series D preferred stock                                                                                        167        2

Comprehensive loss:

Net loss

Unrealized gain on investments in marketable equity securities

Total comprehensive loss
                                                -------     -------  ---------   -------   -------    -------     -------  -------
Balances at June 30, 1999                           300      $    3      4,275    $   42        75     $    1      54,326   $  543
                                                =======     =======  =========   =======   =======    =======     =======  =======
                                                                                             Accumulated             Total
                                                      Additional                              Other              Stockholders'
                                                      Paid-in         Accumulated          Comprehensive           Equity
                                                      Capital           Deficit              Loss                  (Deficit)
                                                     -----------     -------------        --------------        --------------
Balances at December 31, 1998                        $ 404,112       $  (819,242)          $    (34,818)         $   (449,492)

Issuances of common stock:
  For stock option exercises and other                  35,631                                                         35,657
  For acquisitions and licenses                          2,178                                                          2,178
  February 1999 Common Stock Equity Offering           167,412                                                        167,454
  For conversion of debentures                         119,417                                                        119,476
  For conversion of preferred stock                        158                                                            158

Issuance of Series F Cumulative Convertible
      Preferred Stock                                  290,875                                                        290,878

Dividends declared on Series A preferred stock          (3,136)                                                        (3,136)

Dividends declared on Series C preferred stock         (14,356)                                                       (14,356)

Dividends on Series D preferred stock                   (7,000)                                                        (7,000)

Dividends on Series F preferred stock                     (500)                                                          (500)

Issuances of Series A preferred stock as
  dividends in kind                                      3,135                                                          3,136

Issuances of common stock as dividends
  on Series D preferred stock                            6,998                                                          7,000

Comprehensive loss:

Net loss                                                                (315,490)                                    (315,490)

Unrealized gain on investments in marketable
  equity securities                                                                              22,757                22,757
                                                                                                                    ---------
Total comprehensive loss                                                                                             (292,733)
                                                                                                                   ==========
                                                     -----------     -------------        --------------
Balances at June 30, 1999                             $1,004,924      $ (1,134,732)        $     (12,061)        $    (141,280)
                                                     ===========     =============        ==============        ==============

           See Notes to Condensed Consolidated Financial Statements

                         WinStar Communications, Inc.
               Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)

                                                                                              For the six months ended
                                                                                                      June 30,
                                                                                         -------------------------------------
                                                                                                1999                  1998
                                                                                          ---------------       ---------------
Cash flows from operating activities:
      Net loss                                                                             $      (315,490)       $    (179,257)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Net loss from discontinued operations                                                        -                 3,643
           Depreciation and amortization                                                            63,276               30,264
           Deferred income tax benefit                                                              (2,000)              (2,500)
           Provision for doubtful accounts                                                          11,354                4,103
           Non cash interest expense                                                                64,370               50,902
           (Increase) decrease in operating assets:
                Accounts receivable                                                                (53,500)             (25,489)
                Inventories                                                                         (4,376)              (2,756)
                Prepaid expenses and other current assets                                          (35,226)              (3,083)
                Other assets                                                                        (5,676)              (9,013)
           Increase (decrease) in accounts
               payable and accrued expenses                                                         27,839              (27,840)
           Increase in deferred revenues                                                           121,561                    -
           Net cash used in discontinued operations                                                 (2,237)              (6,335)
                                                                                           ---------------       ---------------
Net cash used in operating activities                                                             (130,105)            (167,361)
                                                                                           ---------------       ---------------

Cash flows from investing activities:
      Decrease (increase) in short-term investments, net                                             4,607             (111,181)
      Purchase of property and equipment, net                                                     (147,840)            (119,569)
      Acquisitions, net of cash acquired, including licenses                                       (14,235)            (107,949)
                                                                                           ---------------       ---------------
Net cash used in investing activities                                                             (157,468)            (338,699)
                                                                                           ---------------       ---------------

Cash flows from financing activities:
      Proceeds from long-term debt, net                                                            141,759              437,592
      Net proceeds from Series F cumulative preferred stock offering                               290,878              193,145
      Net proceeds from common stock offering                                                      167,454                    -
      Net proceeds from equity transactions                                                         35,657               12,604
      Proceeds from sale of minority equity interest                                                    -                10,000
      Proceeds from equipment lease financing                                                           -                30,900
      Payment of capital lease obligations                                                         (45,628)              (3,212)
      Other, net                                                                                      (103)              (2,887)
                                                                                           ---------------       --------------

Net cash provided by financing activities                                                          590,017              678,142
                                                                                           ---------------       --------------

Net increase in cash and cash equivalents                                                          302,444              172,082
Cash and cash equivalents at beginning of period                                                   208,257              402,558
                                                                                           ---------------       --------------

Cash and cash equivalents at end of period                                                         510,701              574,640
Short-term investments at end of period                                                            100,166              128,084
                                                                                           ---------------       --------------
Cash, cash equivalents and short-term investments
      at end of period                                                                     $       610,867       $      702,724
                                                                                           ===============       ==============

           See Notes to Condensed Consolidated Financial Statements

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

1.  Nature of Business

The Company is a facilities-based provider of telecommunications services primarily to businesses in a growing number of major markets throughout the United States and in selected international markets. Through its local broadband (i.e. high capacity) networks, the Company offers its customers a variety of individual and bundled services, including local and long distance voice services, data transport, high speed Internet access and enhanced communications services. The Company classifies telecommunications revenues into two categories: Core telecommunications services and other telecommunications services. Core telecommunications revenues primarily include local and long distance voice services, data transmission services, internet connectivity, capacity sales, professional and enhanced services including network design and acquisition, equipment selection and procurement and installation, and web design and web hosting services. Other telecommunications services revenues are those derived from the acquired MidCom long distance customer base, the majority of which are located in cities in which we do not have current plans to provide Wireless Fiber service. Additionally, the Company markets and distributes information content and services in both traditional markets (such as television, video, cable and radio) and through the bundling of content as an enhanced telecommunications service. The Company's telecommunications services are subject to varying degrees of federal, state and local regulation.

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

2.  Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of WinStar Communications, Inc. and its subsidiaries (collectively, "WinStar" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring accrual adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of June 30, 1999, the statements of operations for the three and the six months ended June 30, 1999 and 1998, the statements of cash flows for the six months ended June 30, 1999 and 1998, and the statement of stockholders' equity for the six months ended June 30, 1999.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

2.  Basis of Presentation (Continued)

with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The unaudited financial statements and related footnotes for the three and six month periods ended June 30, 1998 reflect certain reclassifications such that they conform to the current period presentation.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

3.  Deferred Revenues

Deferred revenues principally relate to the Company's sale of Wireless Fiber Capacity to Williams Communications, Inc. ("Williams") under a 25 year IRU. Under the terms of this agreement, Williams will pay the Company approximately $400.0 million as hubs are delivered, which is expected to occur by December 31, 2001, of which approximately $117.8 million has been received through June 30, 1999. The related revenue will be recognized ratably over 25 years.

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

WEC and WEC II have no independent operations other than to hold Designated Equipment and to lease same to the Company's other telecommunications subsidiaries. Given this operating environment, it is unlikely, in the opinion of management, that WEC or WEC II will generate

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

5. Condensed Financial Information of WinStar Equipment Corp. and WinStar Equipment II Corp. (Continued)

sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

Summary financial information for WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information as of June 30, 1999 is as follows:

                                                WEC           WEC II
                                                ---           ------

             Current assets                   $ 47,105       $  7,839
             Long-term assets                  184,716         37,657
             Current liabilities                (7,564)        (1,840)
             Long- term debt                  (200,000)       (50,000)
             Due to parent                     (58,719)        (1,900)
                                              --------       --------
             Stockholders' deficit            $(34,462)      $ (8,244)
                                              ========       ========

Statements of operations information for WEC and WEC II for the periods presented below are as follows (in thousands):



                                                        WEC                                    WEC II
                                     ----------------------------------------   ---------------------------------------
                                       Three Months Ended    Six Months Ended   Three Months Ended   Six Months Ended
                                            June 30,             June 30             June 30,             June 30

                                        1999       1998      1999       1998       1999      1998      1999      1998
                                        ----       ----      ----       ----       ----      ----      ----      ----
  Rental revenues from other
     WinStar subsidiaries.........    $ 1,056      $  502   $ 2,230   $ 1,014     $ 125    $    -     $   250    $     -
  Interest income from other
     WinStar subsidiaries.........      3,250         828     6,617     1,692       694         -       1,167          -
  Interest income - investments...          -         906         -     2,448         -       879          -       1,525
  Selling, general and
     administrative expenses......     (1,656)       (597)   (3,273)   (1,639)       (96)        -       (478)         -
  Interest expense................     (6,483)     (6,008)  (12,990)  (12,009)    (1,629)   (1,631)    (3,259)    (3,261)
                                      -------      ------   --------  -------     ------    ------     ------    -------
  Net loss........................    $(3,833)    $(4,369) $ (7,416)  $(8,494)    $ (906)  $  (752)   $(2,320)   $(1,736)
                                      =======      ======   ========  =======     ======    ======     ======    =======

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

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

6.   Discontinued Operations

     a.  WinStar Global Products

         In May 1997, the Company's Board of Directors approved a formal plan of disposal for the Company's consumer products subsidiary, WinStar Global Products, Inc., ("Global"). The disposal of Global was accounted for as a discontinued operation. In November 1998, the Company sold Global's remaining assets for certain other assets recorded at a nominal value. During the six months ended June 30, 1998, the Company recorded a loss on discontinued operations of approximately $1.9 million. Global's operating results were segregated from continuing operations and were reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flow for the three and six months ended June 30, 1998.

     b.  WinStar Gateway Network

         In November 1998, a formal plan of disposal for the Company's Residential Long Distance Business, WinStar Gateway Network, Inc. ("Gateway"), was approved by management of the Company, and it is anticipated that the disposal will be completed during the three months ending September 30, 1999. The disposal of Gateway has been accounted for as a discontinued operation and accordingly, its net liabilities have been segregated from the net assets of continuing operations in the accompanying condensed consolidated balance sheets and its operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows. Cumulative losses from the measurement date through June 30, 1999 amounted to $2.6 million as compared with an accrued phase out loss of $4.2 million.

         Net liabilities of the discontinued operations of Gateway are composed of the following (in thousands of dollars):


                                                      As of June 30,      As of December 31,
                                                          1999                    1998
                                                    ---------------          --------------

Cash and cash equivalents                                 $    196                   $ 665
Other current assets                                             2                       2
Property, plant and equipment                                   36                      38
                                                    ---------------          --------------
Total assets                                                   234                     705

Accounts payable and accrued expenses                        2,916                   1,262
Capitalized lease obligations                                  193                     277
                                                    ---------------          --------------
Total liabilities                                            3,109                   1,539
                                                    ---------------          --------------

Net liabilities                                           $ (2,875)                  ($834)
                                                    ===============          ==============


                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

7.   Marketable Securities

The Company has recorded "other comprehensive income" (representing a recovery of unrealized losses on 3.3 million shares of Advanced Radio Telecom Corp.) of $22.8 million in the Statement of Stockholders' Equity (Deficit).

8.  Capital Lease Obligations

During 1999, the Company took delivery of certain dark fiber assets, as well as certain specified fixed circuits from Williams under the terms of its long haul dark fiber IRU dated December 17, 1998 ("December IRU"). On April 1, 1999, the Company and Williams amended the December IRU ("Amended IRU") to include an additional exclusive 20 year indefeasible right to use additional specified fixed circuits which extended WinStar's long haul telecommunications network. Pursuant to this amendment, the Company will pay $100.0 million over the next seven years and account for the Amended IRU as a capitalized lease. Accordingly, capitalized lease obligations of approximately $159.2 million under the December IRU and $100.0 million under the Amended IRU have been recorded by the Company in the first half of 1999.

9.  Long-Term Debt

During the first half of 1999, the Company drew down approximately $285.2 million under its financing agreement with Lucent Technologies. As of June 30, 1999, the total amount outstanding under the Lucent financing agreement was approximately $362.7 million. Under the terms of the financing agreement, the Company has access to up to $2.0 billion to finance the purchase of equipment and related services, not to exceed $500.0 million at any one time held by Lucent. In July 1999, a commercial bank purchased from Lucent, for syndication, $350.0 million of the Company's borrowings under the financing agreement, thereby creating additional availability in such amount.

On June 2, 1999, the Company's 14% Convertible Senior Subordinated Discount Notes due in 2005 automatically converted into 5.9 million shares of the Company's $0.01 par value common stock. At the time of the conversion, the notes had an aggregate accreted value of approximately $122.3 million and the Company had unamortized deferred financing costs of approximately $2.6 million. Under the terms of the indenture governing these notes, the notes automatically converted at a fixed conversion rate of $20.625 per share on the thirtieth consecutive trading day on which the closing price of the Company's common stock was above $42-3/8.

In June 1999, the Company completed a $35.0 million accounts receivable securitization financing. Under this financing, the Company may borrow up to the lesser of the maximum amount of the facility (which has been initially set at $25.0 million, increasing to $35.0 million when certain conditions are met) and the amount determined under a borrowing base formula. Borrowings under this facility will bear interest at the London Inter-Bank Offered Rate ("LIBOR"), plus 1.5%. As of June 30, 1999, the Company had no outstanding balance under this financing.

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

10.  Equity Offerings

In February 1999, the Company issued 4.2 million shares of its $0.01 par value common stock in a registered public offering pursuant to which it received net proceeds of $167.5 million.

In June 1999, the Company sold 300,000 shares of its Series F 7 1/4% Senior Cumulative Convertible Preferred Stock (Liquidation Preference $1,000 per share) ("Convertible Preferred Stock") for net proceeds of approximately $290.9 million. The shares of Convertible Preferred Stock are convertible, at the option of the holder, into shares of the Company's $0.01 par value common stock, at a conversion rate of 16.13912 shares of common stock for each share of Convertible Preferred Stock (representing a conversion price of $61.96 per share of common stock), subject to adjustment in certain events. The Convertible Preferred Stock ranks senior to the Company's common stock and Series A and E Preferred Stock and on a parity with the Company's Series C and D Preferred Stock. Dividends at the rate of 7-1/4% per annum are payable quarterly in cash or at the Company's election through the issuance of common stock.

11.  Sale of Equity Interest in Subsidiary

In April 1999, the Company sold a one-third equity interest in Office.com, Inc., a subsidiary of the Company which operates an online business service destination site for small and medium-sized businesses, to CBS Corporation for $42.0 million of promotion and advertising across the full range of CBS media properties, which be provided over a term of six years.

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)


12.  Segments

The Company is an integrated communications provider, and as such has two reportable operating segments: Telecommunications and Interactive Services, and Traditional Media Services . International activities, including joint ventures, as of June 30, 1999 were not material. Information relating to the Company's reportable operating segments is as follows (in thousands of dollars):

                                   Telecommunications   Traditional     Total for      Corporate
                                    and Interactive       Media        Reportable      Expenses     Discontinued
                                       Services          Services       Segments       and Assets    Operations       Total
                                   ------------------   -----------    ----------     -----------   -------------   ---------

For the three months ended
June 30, 1999
    External revenue                       $  85,711     $  10,794    $   96,505     $      --        $     --  $    96,505
    Segment operating loss                  (107,009)       (1,193)     (108,202)       (9,706)             --     (117,908)
    EBITDA (1)                               (72,794)         (616)      (73,410)       (9,680)             --      (83,090)
    Segment assets                         1,821,906        53,414     1,875,320       694,207              --    2,569,527

For the three months ended
June 30, 1998
    External revenue                       $  44,872     $  11,358     $  56,230      $     --         $    --   $   56,230
    Segment operating (loss) profit          (58,496)          197       (58,299)       (6,730)             --      (65,029)
    EBITDA (1)                               (41,894)          481       (41,413)       (6,721)             --      (48,134)
    Segment assets                           853,874        56,441       910,315       722,620           7,357    1,640,292

For the six months ended
June 30, 1999
    External revenue                       $ 163,225     $  21,373     $ 184,598      $     --         $    --   $  184,598
    Segment operating loss                  (207,897)         (775)     (208,672)      (17,464)             --     (226,136)
    EBITDA (1)                              (145,822)          372      (145,450)      (17,410)             --     (162,860)

For the six months ended
June 30, 1998
    External revenue                       $  80,511     $  21,697     $ 102,208      $     --         $     --  $  102,208
    Segment operating (loss) profit         (111,539)        1,459      (110,080)      (14,114)              --    (124,194)
    EBITDA (1)                               (83,854)        2,048       (81,806)      (14,094)              --     (95,900)


(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, other income (expense) and discontinued operations.

                WinStar Communications, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)


12.  Segment (Continued)

As the Company pursues its broadband bundled services strategy it will offer more traditional media services over its network. Over time, the Company believes it will operate under one segment.

13.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS 133 will have on its consolidated financial statements and disclosures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

WinStar is a facilities-based provider of telecommunications services primarily to businesses in a growing number of major markets throughout the United States and in selected international markets. Through our local broadband (i.e. high capacity) networks, we offer our customers a variety of individual and bundled services, including local and long distance voice services, data transport, high speed Internet access and enhanced communications services. We classify telecommunications revenues into two categories: Core telecommunications services and other telecommunications services. Core telecommunications revenues primarily include local and long distance voice services, data transmission services, internet connectivity, capacity sales, professional and enhanced services including network design and acquisition, equipment selection and procurement and installation, web design and web hosting services. Other telecommunications services revenues are those derived from the acquired MidCom customer base, the majority of which are located in cities in which we do not have current plans to provide Wireless Fiber service. Additionally, we market and distribute information content and services in both traditional markets (such as television, video, cable and radio) and through the bundling of content as an enhanced telecommunications service. Our telecommunications services are subject to varying degrees of federal, state and local regulation.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues from our operating business lines are as follows (in millions):

                                                         Three Months Ended
                                                              June 30,
                                                              ---------
                                                          1999          1998
                                                          ----          ----
   Telecommunications Services:
      Core Services                                     $  76.9         $  30.0
      Other Services                                        7.0            13.7
                                                        -------          ------
                                                           83.9            43.7
   Information Services                                    12.6            12.5
                                                        -------          ------
           Total Revenues                               $  96.5         $  56.2
                                                        =======          ======



Revenues increased by $40.3 million, or 71.7%, for the three months ended June 30, 1999, to $96.5 million, from $56.2 million for the three months ended June 30, 1998. This increase was principally attributable to the growth in revenues generated by our Core telecommunications operations.

Revenues from Core services increased by $46.9 million, or 156.3%, for the three months ended June 30, 1999, to $76.9 million, from $30.0 million, for the three months ended June 30, 1998. The revenue growth was primarily attributable to our continued revenue growth in existing markets, the addition of new domestic markets, and from new services including broadband data and enhanced services, which includes our provision of end-to-end products and services to our customers, such as connectivity, transport, network design, equipment and intelligent software to customers, including VoCall Communications, Inc.

Revenues from other telecommunications services, which consist of MidCom long distance voice services, decreased by $6.7 million, or 48.9%, for the three months ended June 30, 1999, to $7.0 million, from $13.7 million for the three months ended June 30, 1998. The decrease, which was anticipated, resulted primarily from the attrition of this customer base.

Revenues from information services were $12.6 million for the three months ended June 30, 1999, which is comparable to revenues of $12.5 million for the three months ended June 30, 1998.

Traditional media revenues were $10.8 million for the three months ended June 30,1999 as compared to $11.4 million for the three months ended June 30, 1998. Interactive service revenues were $1.8 million for the three months ended June 30, 1999 as compared to $1.1 million for the three months ended June 30, 1998. Management anticipates that Interactive service revenues will grow at an increasing pace.

Cost of services and products increased by $28.1 million, or 62.2%, for the three months ended June 30, 1999, to $73.4 million, from $45.3 million for the three months ended June 30, 1998. As a percentage of revenues, cost of services and products for the three months ended June 30, 1999 was 76.0%, compared with 80.4% for the three months ended June 30, 1998. The percentage of traffic carried over our own network facilities has continued to increase, resulting in a decreased cost of revenue percentage. Various other items, however, impact our cost of revenue each quarter, including revenue volumes, control over internal costs and rate of expansion. While we believe that our gross profit margin will continue to improve as increased volumes and larger percentages of traffic are provisioned over our own network facilities, the rate of improvement will be slower during periods when we expand into new markets, but will accelerate as these markets mature. In fact, if many new markets are added or the Company's other cost control efforts are not as successful as in the current quarter, the cost of revenue percentage could increase.

Selling, general and administrative expense increased by $47.1 million to $106.2 million for the three months ended June 30, 1999, from $59.1 million for the three months ended June 30, 1998. We continued to hire sales, marketing, network and related support personnel in connection with the expansion of our domestic and international markets. We had approximately 2,300 employees at June 30, 1998 and approximately 3,200 at June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased slightly from 105.2% for the three months ended June 30, 1998 to 110.1% for the three months ended June 30, 1999. With the rapid expansion of our markets from 26 at June 30, 1998 to 31 at June 30, 1999, and with our planned expansion to 45 domestic markets and 6 international markets by December 31, 1999, we expect selling, general and administrative expenses to continue to grow in absolute dollars, but to be a declining percentage of revenues over time.

Depreciation and amortization expense increased by $17.9 million for the three months ended June 30, 1999, to $34.8 million, from $16.9 million for the three months ended June 30, 1998 principally resulting from our acquisition and deployment of telecommunications equipment in connection with our telecommunications network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses from our 1998 acquisitions.

For the reasons noted above, the operating loss for the three months ended June 30, 1999, was $117.9 million, compared with an operating loss of $65.0 million for the three months ended June 30, 1998.

Interest expense increased by $10.1 million, or 25.1%, for the three months ended June 30, 1999, to $50.6 million, from $40.5 million for the three months ended June 30, 1998. This increase was principally attributable to the issuance of $450.0 million of debt in the first quarter of 1998, aggregate draw-downs of $362.7 million under the Lucent financing agreement, as well as $304.0 million in new capital lease obligations under the Williams IRU. Of the $50.6 million of interest expense incurred for the quarter, $26.9 million is not payable in cash.

For the three months ended June 30, 1999, we incurred dividends of $12.8 million on our placements of Series A, C, D and F Preferred Stock, none of which were paid in cash.

For the reasons noted above, we reported a net loss applicable to common stockholders of $175.4 million for the three months ended June 30, 1999, compared to a net loss applicable to common stockholders of $105.6 million for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues of our operating business lines are as follows (in millions):

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                            1999         1998
                                                            ----         ----
          Telecommunications Services:
                Core Services                            $  145.4     $   51.1
                Other Services                               14.3         26.6
                                                         --------     --------
                                                            159.7         77.7
          Information Services                               24.9         24.5
                                                         --------     --------
                  Total Revenues                         $  184.6      $ 102.2
                                                         ========     ========


Revenues increased by $82.4 million, or 80.6% for the six months ended June 30, 1999, to $184.6 million, from $102.2 million for the six months ended June 30, 1998. This increase was attributable to the growth in revenues generated by our Core telecommunications operations.

Revenues from Core services increased by $94.3, or 184.5%, to $145.4 million for the six months ended June 30, 1999, from $51.1 million for the six months ended June 30, 1998. The revenue growth was primarily attributable to our continued revenue growth in existing markets, the addition of new domestic markets, and the expansion of our broadband data and enhanced service offerings.

Revenues from other telecommunications services decreased $12.3 million to $14.3 million for the six months ended June 30, 1999, as compared to $26.6 million for the six months ended June 30, 1998. The decrease, which was anticipated, resulted primarily from attrition of the MidCom customer base.

Revenues from information services were $24.9 million for the six months ended June 30, 1999, which is comparable to $24.5 million for the six months ended June 30, 1998.

Traditional media revenues were $21.4 million for the six months ended June 30, 1999 as compared to $21.7 million for the six months ended June 30, 1998. Interactive service revenues were $3.5 million for the six months ended June 30, 1999 as compared to $2.8 million for the six months ended June 30, 1998. Management anticipates that Interactive service revenues will grow at an increasing pace.

Cost of services and products increased by $54.8 million, or 63.4%, for the six months ended June 30, 1999, to $141.3 million, from $86.5 million for the six months ended June 30, 1998. As a percentage of revenues, cost of services and products for the six months ended June 30, 1999 was 76.5%, compared with 84.6% for the six months ended June 30, 1998. This decrease in the cost of revenue percentage is the result of increased volumes and larger percentages of traffic being provisioned on our local and long haul networks.

Selling, general and administrative expense increased by $94.6 million to $206.2 million for the six months ended June 30, 1999, from $111.6 million for the six months ended June 30, 1998. We continued to hire sales, marketing, network and related support personnel in connection with the expansion of our Core markets. We had approximately 2,300 employees at June 30, 1998, as compared with 3,200 employees at June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased slightly from 109.2% for the six months ended June 30, 1998 to 111.7% for the six months ended June 30, 1999. With the rapid expansion of our markets from 26 at June 30, 1998, and with our planned expansion to 45 domestic markets and 6 international markets by December 31, 1999, we expect our selling, general and administrative expenses to continue to grow in absolute dollars, but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $35.0 million for the six months ended June 30, 1999, to $63.3 million, from $28.3 million for the six months ended June 30, 1998 principally resulting from our acquisition and deployment of telecommunications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses.

For the reasons noted above, the operating loss for the six months ended June 30, 1999, was $226.1 million, compared with an operating loss of $124.2 million for the six months ended June 30, 1998.

Interest expense increased by $32.2 million, or 46.6%, for the six months ended June 30, 1999, to $101.3 million, from $69.1 million for the six months ended June 30, 1998. This increase was principally attributable to the issuance of $450.0 million of debt in the first quarter of 1998, aggregate draw downs of $362.7 million under the Lucent financing agreement and capital lease obligations of $304.0 million under the Williams' IRUs. Of the $101.3 million of interest expense incurred for the six months ended June 30, 1999, $64.4 million is not payable in cash.

For the six months ended June 30, 1999, we incurred dividends of $25.0 million on our placements of Series A, C, D and F Preferred Stock, none of which were paid in cash.

For the reasons noted above, we reported a net loss applicable to common stockholders of $340.5 million for the six months ended June 30, 1999, compared to a net loss applicable to common stockholders of $198.7 million for the six months ended June 30, 1998.

Liquidity and Capital Resources

In February 1999, we sold 4.2 million shares of our common stock at $41.75 per share and received net proceeds of approximately $167.5 million.

Additionally, from January 1, 1999 through June 30, 1999, we received $117.8 million from Williams Communications, Inc. ("Williams") in connection with the delivery of 77 hub sites under the Wireless Fiber IRU Agreement signed in December 1998. We also took delivery of certain dark fiber assets, as well as certain specified fixed circuits, which extended our long haul telecommunications network, thus increasing capitalized lese obligations by $259.1 million.

In June 1999, we sold 300,000 shares of our Series F 7-1/4% Senior Cumulative Convertible Preferred Stock and received net proceeds of $290.9 million.

During the six months ended June 30, 1999, we incurred approximately $285.2 million in indebtedness under our financing agreement with Lucent Technologies ("Lucent"). Under the terms of this five year agreement, Lucent will provide up to $2.0 billion to finance the purchase of equipment and related services, not to exceed $500.0 million at any one time held by Lucent. In July 1999, a commercial bank purchased from Lucent, for syndication, $350.0 million of WinStar's borrowings under the financing agreement, thereby creating additional availability in such amount.

In June 1999, our 14% Convertible Senior Subordinated Discount Notes due in 2005 automatically converted into 5.9 million shares of our $0.01 par value common stock. At the time of the conversion the notes had an aggregate accreted value of approximately $122.3 million.

In June 1999, we completed a $35.0 million accounts receivable securitization financing. Under this financing, we may borrow up to the lesser of the maximum amount of the facility (which has been set initially at $25.0 million, increasing to $35.0 million when certain conditions are met) and the amount determined under a borrowing base formula. Borrowings under this facility will bear interest at the London Inter-Bank Offered Rate ("LIBOR"), plus 1.5%. As of June 30, 1999, the Company had no outstanding balance under this financing.

We have incurred significant operating and net losses, due in large part to the development of our telecommunications services business, and we anticipate that such losses will continue over the near term as we execute our growth strategy. We are building direct sales forces, having opened sales offices currently serving the 31 domestic major markets in which we offer our Core telecommunications services, and we are expanding into other metropolitan areas. We are in the process of ordering and installing switches and other network equipment to be placed in our key markets. Historically, we have funded our operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. Cash used to fund negative EBITDA during the three months ended June 30, 1999 was approximately $83.1 million, and purchases of property and equipment during the three months ended June 30, 1999 was approximately $328.0 million, including purchases under capitalized lease obligations. At June 30, 1999, working capital was $461.7 million (including cash, cash equivalents and short-term investments of $610.9 million) as compared to $193.1 million at December 31, 1998 (including cash, cash equivalents and short-term investments of $313.0 million).

We have the ability to moderate our capital spending and EBITDA losses by varying the number of markets in which we build network and offer services. In the event that we slow the speed or narrow the focus of our business plan, we will reduce our capital requirements and EBITDA losses. Under our current plan to expand to 45 major domestic and six international markets by the end of 1999, we plan to spend approximately $600.0 million in 1999 for capital equipment (inclusive of amounts incurred in the first and second quarters), which we expect to finance principally through the Lucent financing agreement and other vendor financing arrangements which we believe are available to us.

We anticipate, based on our business plan and related assumptions (including an assumption of full availability of the $2.0 billion under our Lucent financing agreement), that our existing financial resources, accounts receivable and additional equipment financings that we intend to seek, will be sufficient to fund our operations for approximately 18 to 24 months, and to fund our capital requirements for the next several years. We may be required to seek additional sources of capital sooner than we anticipate if: our operating assumptions change or prove to be inaccurate; less than $2.0 billion becomes available under the Lucent financing agreement; we fail to secure additional equipment and accounts receivable financing; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly.

We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

Year 2000 Compliance

We are continuing to correct, test and re-deploy our systems that have been identified as being at risk for errors and failures as a result of the "Year 2000" problem, which is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. This could result in major system failures or miscalculations. We believe that our exposure to this issue, based on our internal systems, is somewhat limited by the fact that substantially all of our existing systems have been purchased or replaced since 1996 or currently remain under development. Notwithstanding this belief, we are aggressively working to identify and renovate potential Year 2000 problems in all of our new and existing mission-critical and business-critical systems and applications, including those supplied by third party vendors.

Our first priority is to protect customer-sensitive operations from service interruptions or billing discrepancies that could occur as a result of the Year 2000 transition. Customer-sensitive mission critical operations include our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Our business-critical operations include systems, applications and operations which do not directly impact the customer, but are essential to internal communications and our ability to run the business day-to-day. Finally, we are also addressing matters for which failure might cause inconvenience and delay for our employees, but would not directly impact customers, service, or routine business operations.

We have developed Year 2000 compliance standards that follow industry requirements. In order to implement these standards, we formed a Year 2000 Program Office to manage the Year 2000 project plan enterprise-wide. The project team is comprised of management and technical representatives from our major operational areas, together with experienced Year 2000 subject matter experts. The Year 2000 Program Office is responsible for program participation and compliance of all corporate entities; working with outside Year 2000 consultants; oversight of testing, quality assurance and compliance; and Year 2000 communications. The Program Management Office reports to the Chief Information Officer and other senior corporate officers on the WinStar Year 2000 Executive Steering Committee. Together, the Year 2000 Program Office and Executive Steering Committee ensure the participation of all WinStar organizations, and the timely implementation of any Year 2000 solutions.

Key activities in our Year 2000 program include: planning and program definition, inventory and prioritization of date-sensitive systems (including computer and electrical systems, equipment and the systems of companies acquired or to be acquired by us), risk assessment, remediation, testing, audit and certification, contingency planning, implementation, and post-implementation monitoring.

We have substantially completed the planning, inventory and assessment phases of this project which entailed, among other things, identification of the several hundred systems used by us in the operation of our business, and in reviewing all of our hardware and software systems for date related code issues. The results of this review are guiding our remediation, testing and contingency planning efforts which are well underway. We are conducting Year 2000 remediation and testing of non-compliant systems, which will continue through August 1999.

We recognize the need to remediate and test our mission-critical and business-critical systems to ensure that individually the systems are Year 2000 functional and that collectively they inter-operate in such a manner as to ensure that our enterprise is Year 2000 functional. Both WinStar-owned, and vendor-supplied systems are being subjected to integration testing following stand-alone evaluation, in accordance with WinStar's Year 2000 Compliance Standards. WinStar is conducting Year 2000 systems and integration testing of its business applications in a dedicated, on-site test lab where system environments can be set to Year 2000 dates without impacting current operations. With the exception of a few remaining applications now in process, WinStar has completed the individual renovation and testing of its critical business applications.

WinStar is also conducting Year 2000 Network Integration Testing in a separate Network Integration Test Facility. The Network Integration Test Facility simulates end-to-end call processing across WinStar's telecommunications network. Year 2000 testing conducted in Phase I was successfully completed with no Year 2000 date issues. Phase II testing is nearing completion, with no date issues found to-date. Planning for subsequent phases is in progress and is targeted for completion this Fall. This project will necessarily be a continuing one as remediated systems are monitored in production for compliance, and as further modifications are warranted to cover systems changes and to support the growth of the network.

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

WinStar is finalizing contingency plans in all key business areas for potential Year 2000 problems. Contingency plans cover major business processes, including operation of the WinStar network, customer billing, and other mission and business-critical operations. Training for WinStar personnel who will implement contingencies will begin in the third quarter of this year. Testing and simulation of Contingency and Emergency Response Plans is targeted for the fourth quarter of this year. A Year 2000 Command Center will be in place in December, and key personnel will be on-site or on-call before, during, and after the critical transition period from late December, 1999 through mid-January, 2000.

The total cost associated with our Year 2000 compliance project is not expected to be material to our financial position. The estimated total cost of the project is $6 million to $8 million. The total amount expended through June 30, 1999 was approximately $3.9 million. As additional systems are reviewed and tested and the scope of any Year 2000 issues is further defined, we will make appropriate adjustments to the estimated costs of completing this project.

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

While we are working to test our own mission critical systems for Year 2000 problems, we do not control the systems of our suppliers. As discussed above, we are seeking assurances from our suppliers regarding the Year 2000 readiness of their systems. We also plan to conduct interoperability testing, where feasible, to test whether our suppliers' systems will accurately provide our systems with date data and telecommunications functionality into and beyond the new millennium. Notwithstanding these measures, there is some risk that the interoperation of our systems with those of our suppliers' may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, and the vast array of telecommunications equipment used in those networks (including equipment used by customers on their premises) the ability of any telecommunications provider, including WinStar, to provide services to customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks, systems and equipment of other carriers and numerous equipment manufacturers. To the extent the networks, systems and equipment of other carriers and customer premise equipment and systems are adversely impacted by Year 2000 problems, the ability of WinStar to provide service may be adversely impacted as well. Any such impact could have a material adverse effect on our operations.

Certain industry-wide efforts are underway to test individual network components and to address issues related to the interoperability of telecommunications networks both domestically and worldwide. For instance, WinStar is a member of the Alliance for Telecommunications Industry Solutions (ATIS) Network Testing Committee (NTC), an industry forum made up of telecommunications carriers which has sponsored a series of Year 2000 tests to test, among other things, Year
2000 readiness with respect to transmissions between and over various domestic and international carriers' networks. However, while many carriers are working toward understanding the worldwide communications infrastructure and helping to avoid potential problems stemming from the Year 2000 issue, WinStar cannot give assurances that the interconnection of the networks of different carriers will not be adversely impacted by the Year 2000 issue.

We also may consummate acquisitions prior to the end of 1999. The extent of the Year 2000 problems associated with any such acquired companies and the cost and timing of remediation will be evaluated during and after completion of the acquisition process. Our Year 2000 efforts include active participation by newly acquired businesses and a plan is in place for immediate coordination in the event of future acquisitions. However, we cannot give assurances that the systems of any acquired company will be fully Year 2000 compliant when acquired or will be capable of timely remediation.

Having identified our mission critical and business critical systems and our key suppliers, and the associated risks of failure of those systems to be Year 2000 ready, we are finalizing contingency plans which will be implemented in the event we determine that any such systems will not be made Year 2000 compliant in a timely manner.

Effects of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. We are currently evaluating the impact that SFAS 133 will have on its consolidated financial statements and disclosures.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, redeemable preferred stock and long-term debt obligations. We do not use derivative instruments in our investment portfolio. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. With the exception of our obligations under the Lucent Financing, we have no cash flow exposure due to rate changes for long-term obligations. Our Lucent obligations are variable rate instruments, however, there has been no material changes in market risk since December 31, 1998. We primarily enter into debt obligations to support the construction of our network and working capital needs.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to the issuance by the Company of certain securities during the quarter ended June 30, 1999, without registration of such securities under the Securities Act:

                                                                                   Terms of
                                                              Exemption          Conversion or      Use of
    Securities Sold      Purchasers      Consideration         Claimed             Exercise        Proceeds
    ---------------      ----------      -------------       -----------         -------------     --------
2,669 shares of Common   Various         Shares issued as      Section 4(2)     Not Applicable      The Company did
Stock                    individuals     consideration in                                           not receive cash
(various dates from      and entities    various                                                    proceeds for
4/1/99 - 6/30/99)                        acquisitions                                               these shares.

300,000 shares of        Various         $300,000,000        Section 4(2) and   Each preferred      General
Series F                 qualified       (gross proceeds;    Rule 144A          share is            development and
7-1/4% Senior            institutional   does not reflect                       convertible into    growth of the
Cumulative Convertible   buyers          deduction for                          16.13912 shares     Company's
Preferred Stock                          discounts and                          of common stock     telecommuni-cations
                                         expenses)                              (equivalent to a    and related
                                                                                conversion price    business
                                                                                of $61.96)          operations

Item 6. Reports on Form 8-K

(1) Current report on Form 8-K filed July 16, 1999
(2) Current report on Form 8-K filed June 24, 1999
(3) Current report on Form 8-K filed June 3, 1999

                                  SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WinStar Communications, Inc.
     Registrant



By:  /s/Charles T. Dickson
--------------------------
Charles T. Dickson
Executive Vice President and Chief Financial
  Officer (Principal Financial Officer)                 Dated:  August 16, 1999


By:  /s/Joseph P. Dwyer
-----------------------
Joseph P. Dwyer
Senior Vice President, Finance
(Principal Accounting Officer)                          Dated:  August 16, 1999