Form 10-Q
period 1999-09-30
WINSTAR COMMUNICATIONS INC
filed 1999-11-15
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _______________________

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

                685 Third Avenue, Suite 3100, New York, NY 10017
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 792-9800
                                 --------------
                         (Registrant's telephone number)

                 230 Park Avenue, Suite 2700, New York, NY 10169
                 -----------------------------------------------
                   (Former address, changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares outstanding of the issuer's common stock, as of November 11, 1999, was 54,934,842.

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  Financial Information

Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
              September 30, 1999 (unaudited) and December 31, 1998.............3

              Unaudited Condensed Consolidated Statements
              of Operations - three and nine months ended
              September 30, 1999 and 1998 .....................................4

              Unaudited Condensed Consolidated Statement of
              Stockholders' Equity (Deficit) - nine months ended
              September 30, 1999...............................................5

              Unaudited Condensed Consolidated Statements
              of Cash Flows - nine months ended
              September 30, 1999 and 1998......................................6

                  Notes to Condensed Consolidated
                  Financial Statements.........................................7

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............16

Item 3.       Quantitative and Qualitative Disclosures........................31

PART II.   Other Information..................................................32

                  Item 2.  Changes in Securities
                  Item 4.  Submission of Matters to a Vote of Security Holders
                  Item 5.  Other Information
                  Item 6.  Exhibits and Reports on Form 8-K

Signatures        ............................................................34

                                      Winstar Communications, Inc.
                                  Condensed Consolidated Balance Sheets
                                             (in thousands)

                                                                   September 30,   December 31,
                                                                       1999            1998
                                                                    -----------    -----------
                                                                    (unaudited)
                                    ASSETS
Current assets
    Cash and cash equivalents                                       $   202,468    $   208,257
    Short term investments                                              274,453        104,773
                                                                    -----------    -----------
      Cash, cash equivalents and short term investments                 476,921        313,030

    Accounts receivable, net of allowance for doubtful
      accounts                                                          124,852         70,939
    Inventories                                                          23,242         14,880
    Prepaid expenses and other current assets                            82,589         28,402
                                                                    -----------    -----------

      Total current assets                                              707,604        427,251

Investments in marketable equity securities                              41,838         26,400
Property and equipment, net                                           1,415,464        639,673
Licenses, net                                                           317,046        310,649
Other intangible assets, net                                            172,893        178,050
Deferred financing costs, net                                            56,721         53,308
Other assets                                                             55,839         27,851
                                                                    -----------    -----------

      Total assets                                                  $ 2,767,405    $ 1,663,182
                                                                    ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                               $    15,555    $     6,487
    Current portion of capitalized lease obligations                    133,816         59,021
    Accounts payable and accrued expenses                               234,002        159,252
    Deferred revenues - current                                          11,436          2,105
    Net liabilities of discontinued operations                            4,287          7,254
                                                                    -----------    -----------

      Total current liabilities                                         399,096        234,119

Capitalized lease obligations, less current portion                     193,580         49,354
Long-term debt, less current portion                                  1,885,013      1,396,635
Deferred revenues - non current                                         143,744             --
Other liabilities                                                        15,919         12,588
Deferred income taxes                                                    15,500         18,500
                                                                    -----------    -----------
      Total liabilities                                               2,652,852      1,711,196
                                                                    -----------    -----------

Series C cumulative exchangeable redeemable preferred stock             223,477        201,478
Series D senior cumulative convertible redeemable preferred stock       200,000        200,000

Stockholders' deficit
    Series F preferred stock                                                  3             --
    Series A preferred stock                                                 42             41
    Series E preferred stock                                                  1              1
    Common stock, par value $.01; authorized 200,000 shares,
          issued and outstanding 54,771 and 41,403, respectively            548            414
    Additional paid-in-capital                                        1,003,569        404,112
    Accumulated deficit                                              (1,295,227)      (819,242)
    Accumulated other comprehensive loss                                (17,860)       (34,818)
                                                                    -----------    -----------
         Total stockholders' deficit                                   (308,924)      (449,492)
                                                                    -----------    -----------
      Total liabilities, redeemable preferred stock
        and stockholders' deficit                                   $ 2,767,405    $ 1,663,182
                                                                    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                     For the three months ended       For the nine months ended
                                                            September 30,                    September 30,
                                                      -------------------------       -------------------------
                                                        1999             1998            1999            1998
                                                      ---------       ---------       ---------       ---------
Operating revenues
    Telecommunications services
            Core                                      $  97,618       $  37,221       $ 243,061       $  85,858
            Other                                         7,064          11,175          21,369          40,276
                                                      ---------       ---------       ---------       ---------
            Total telecommunications services           104,682          48,396         264,430         126,134
    Information services                                 14,853          12,750          39,703          37,220
                                                      ---------       ---------       ---------       ---------
Total operating revenues                                119,535          61,146         304,133         163,354
                                                      ---------       ---------       ---------       ---------

Operating expenses
    Cost of services and products                        83,555          45,722         224,850         132,199
    Selling, general and administrative expenses        108,601          63,764         314,764         175,395
    Depreciation and amortization                        42,976          20,372         106,252          48,666
                                                      ---------       ---------       ---------       ---------
Total operating expenses                                235,132         129,858         645,866         356,260
                                                      ---------       ---------       ---------       ---------

Operating loss                                         (115,597)        (68,712)       (341,733)       (192,906)

Other (expense) income
    Interest expense                                    (52,677)        (42,599)       (154,011)       (111,704)
    Interest income                                       6,779           8,805          16,759          24,043
                                                      ---------       ---------       ---------       ---------
Loss from continuing operations before income
         tax benefit                                   (161,495)       (102,506)       (478,985)       (280,567)
Income tax benefit                                        1,000           1,500           3,000           4,000
                                                      ---------       ---------       ---------       ---------
Loss from continuing operations                        (160,495)       (101,006)       (475,985)       (276,567)
Loss from discontinued operations                            --         (21,335)             --         (25,031)
                                                      ---------       ---------       ---------       ---------
Net loss                                               (160,495)       (122,341)       (475,985)       (301,598)
Preferred stock dividends                               (18,372)        (11,710)        (43,364)        (31,195)
                                                      ---------       ---------       ---------       ---------
Net loss applicable to common stockholders            $(178,867)      $(134,051)      $(519,349)      $(332,793)
                                                      =========       =========       =========       =========

Basic and diluted loss per share:
      From continuing operations                      $   (3.28)      $   (2.83)      $  (10.47)      $   (8.10)
      From discontinued operations                           --           (0.53)             --           (0.66)
                                                      ---------       ---------       ---------       ---------
Net loss per share                                    $   (3.28)      $   (3.36)      $  (10.47)      $   (8.76)
                                                      =========       =========       =========       =========

Weighted average shares outstanding                      54,580          39,876          49,606          37,970
                                                      =========       =========       =========       =========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
            Condensed Consolidated Statement of Stockholders' Deficit
                  For the Nine Months Ended September 30, 1999
                                 (in thousands)
                                   (unaudited)



                                                         Preferred Stock F                    Preferred Stock A
                                                 --------------------------------    ---------------------------------
                                                       Shares           Amount            Shares             Amount
                                                 ----------------   -------------    ----------------    -------------
Balances at December 31, 1998                                   -   $           -               4,150    $          41

Issuances of common stock:
  For stock option exercises and other
  For acquisitions and licenses
  February 1999 Common Stock Equity Offering
  For conversion of debentures
  For conversion of preferred stock

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

Issuances of common stock as dividends
  on Series D preferred stock

Comprehensive loss:

Net loss

Unrealized gain on investments in marketable equity securities


Total comprehensive loss


                                                 ----------------   -------------    ----------------    -------------
Balances at September 30, 1999                                300   $           3               4,275    $          42
                                                 ================   =============    ================    =============



                                                         Preferred Stock E                  Common Stock              Additional
                                                 --------------------------------   ---------------------------        Paid-in
                                                      Shares             Amount        Shares         Amount           Capital
                                                 ----------------    ------------   ----------    -------------   ----------------
Balances at December 31, 1998                                  75    $          1       41,403    $         414   $        404,112

Issuances of common stock:
  For stock option exercises and other                                                   2,923               29             43,082
  For acquisitions and licenses                                                            150                2              6,978
  February 1999 Common Stock Equity Offering                                             4,200               42            167,412
  For conversion of debentures                                                           5,920               59            119,417
  For conversion of preferred stock                                                          8                -                158

Issuance of Series F Cumulative Convertible
      Preferred Stock                                                                                                      290,537

Dividends declared on Series A preferred stock                                                                              (4,739)

Dividends declared on Series C preferred stock                                                                             (21,999)

Dividends on Series D preferred stock                                                                                      (10,500)

Dividends on Series F preferred stock                                                                                       (6,125)

Issuances of Series A preferred stock as
  dividends in kind                                                                                                          4,738

Issuances of common stock as dividends
  on Series D preferred stock                                                              167                2             10,498

Comprehensive loss:

Net loss

Unrealized gain on investments in marketable equity securities


Total comprehensive loss


                                                 ----------------    ------------   ----------    -------------   ----------------
Balances at September 30, 1999                                 75    $          1       54,771    $         548   $      1,003,569
                                                 ================    ============   ==========    =============   ================


                                                                         Accumulated
                                                                            Other           Total
                                                       Accumulated      Comprehensive   Stockholders'
                                                         Deficit             Loss          Deficit
                                                  -------------------    ------------   -------------
Balances at December 31, 1998                     $          (819,242)   $    (34,818)  $    (449,492)

Issuances of common stock:
  For stock option exercises and other                                                         43,111
  For acquisitions and licenses                                                                 6,980
  February 1999 Common Stock Equity Offering                                                  167,454
  For conversion of debentures                                                                119,476
  For conversion of preferred stock                                                               158

Issuance of Series F Cumulative Convertible
      Preferred Stock                                                                         290,540

Dividends declared on Series A preferred stock                                                 (4,739)

Dividends declared on Series C preferred stock                                                (21,999)

Dividends on Series D preferred stock                                                         (10,500)

Dividends on Series F preferred stock                                                          (6,125)

Issuances of Series A preferred stock as
  dividends in kind                                                                             4,739

Issuances of common stock as dividends
  on Series D preferred stock                                                                  10,500

Comprehensive loss:

Net loss                                                     (475,985)                       (475,985)

Unrealized gain on investments in marketable
  equity securities                                                            16,958          16,958

                                                                                        -------------
Total comprehensive loss                                                                     (459,027)
                                                                                        =============

                                                  -------------------    ------------   -------------
Balances at September 30, 1999                    $        (1,295,227)   $    (17,860)  $    (308,924)
                                                  ===================    ============   =============

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                 For the nine months ended
                                                                       September 30,
                                                                 -------------------------
                                                                    1999            1998
                                                                 ---------       ---------
Cash flows from operating activities:
     Net loss                                                    $(475,985)      $(301,598)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Net loss from discontinued operations                           --          25,031
        Depreciation and amortization                              106,252          48,666
        Deferred income tax benefit                                 (3,000)         (4,000)
        Provision for doubtful accounts                             18,641           8,150
        Non cash interest expense                                  103,049          75,938
        (Increase) decrease in operating assets:
           Accounts receivable                                     (72,335)        (29,848)
           Inventories                                              (8,362)         (3,911)
           Prepaid expenses and other current assets               (54,145)        (17,799)
           Other assets                                            (14,998)         (8,475)
        Increase (decrease) in accounts
            payable and accrued expenses                            68,327         (37,292)
        Increase in deferred revenues                              152,761              --
        Net cash used in discontinued operations                    (2,967)        (12,269)
                                                                 ---------       ---------
Net cash used in operating activities                             (182,762)       (257,407)
                                                                 ---------       ---------

Cash flows from investing activities:
     Decrease (increase) in short-term investments, net           (168,134)       (145,140)
     Purchase of property and equipment, net                      (367,004)       (200,518)
     Acquisitions, net of cash acquired, including licenses        (18,547)       (177,380)
                                                                 ---------       ---------
Net cash used in investing activities                             (553,685)       (523,038)
                                                                 ---------       ---------

Cash flows from financing activities:
     Proceeds from long-term debt, net                             305,111         437,451
     Net proceeds from preferred stock offerings                   290,540         192,008
     Net proceeds from common stock offering                       167,454              --
     Net proceeds from other equity transactions                    43,111          15,314
     Proceeds from sale of minority equity interest                     --          10,000
     Proceeds from equipment lease financing                            --          41,629
     Payment of capital lease obligations                          (76,275)         (4,671)
     Other, net                                                        717          (1,982)
                                                                 ---------       ---------

Net cash provided by financing activities                          730,658         689,749
                                                                 ---------       ---------

Net decrease in cash and cash equivalents                           (5,789)        (90,696)
Cash and cash equivalents at beginning of period                   208,257         402,559
                                                                 ---------       ---------

Cash and cash equivalents at end of period                         202,468         311,863
Short-term investments at end of period                            274,453         162,043
                                                                 ---------       ---------
Cash, cash equivalents and short-term investments
     at end of period                                            $ 476,921       $ 473,906
                                                                 =========       =========

            See Notes to Condensed Consolidated Financial Statements

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Nature of Business

Winstar helps companies around the globe engage in frictionless business through the use of seamless communications and technology. Winstar provides its customers with a comprehensive set of high-quality, digital-age broadband communications services including high-speed Internet access and data transport, Web-based information and local and long distance services.

Winstar offers its services in more than 70 markets throughout the U.S. and in Europe, Asia and South America. It is the largest holder of broadband fixed wireless spectrum, with licenses in the top 60 U.S. markets and in 10 international markets. Winstar's broadband fixed wireless capabilities complement and extend the reach of its extensive fiber network. The Company's long-haul fiber network, which supports IP (Internet Protocol), ATM (Asynchronous Transfer Mode) and frame relay, will extend more than 16,000 route miles and connect the top 60 U.S. markets. Winstar's intracity fiber network will consist of nearly 6,000 route miles in over 60 major domestic and international markets.

Winstar's Tier 1 Internet backbone and enhanced Web service offerings, including Web hosting and design, make Winstar one of the largest Internet companies in the U.S. The Company's innovative applications enable businesses to take advantage of the new Internet economy. Recently, the Company launched Office.com, A Service From Winstar(Service Mark), and a premier Internet destination site designed to bring the best of the business Web to the desktop.

The Company classifies telecommunications revenues into two categories: Core telecommunications services and other telecommunications services. Core telecommunications revenues primarily include local and long distance voice services, data transmission services, internet connectivity, capacity and equipment sales, professional and enhanced services including network design and implementation, equipment selection, procurement and installation, and web design and web hosting services. Other telecommunications services revenues are those derived from that portion of the acquired MidCom long distance customer base which is located in markets in which the Company does not have current plans to provide Wireless Fiber(Service Mark) service. Additionally, the Company markets and distributes information content and services in both traditional media (such as television, video, cable and radio) and over the Internet. Revenue from these services are classified as Information Services, even though they are increasingly related to Core services.

2. Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of Winstar Communications, Inc. and its subsidiaries (collectively, "Winstar" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring accrual adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of September 30, 1999, the statements of operations for the three and the nine

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

2. Basis of Presentation (Continued)

months ended September 30, 1999 and 1998, the statements of cash flows for the nine months ended September 30, 1999 and 1998, and the statement of stockholders' equity for the nine months ended September 30, 1999.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The unaudited financial statements and related footnotes for the three and nine month periods ended September 30, 1998 reflect certain reclassifications such that they conform to the current period presentation. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

Telecommunications services revenues are recorded upon placing of calls or as a monthly recurring usage charge. The Company entered into a 25 year Indefeasible Right of Use ("IRU") to provide local Wireless Fiber(Service Mark) capacity to another telecommunications company. Revenues from this transaction will be recognized over the life of the agreement. Revenues from the sale of network capacity that qualify under generally accepted accounting principles as sales are recognized in the period that the rights and obligations of ownership transfer to the purchaser. Revenue from operating leases of private line circuits is recognized on a straight-line basis over the life of the lease. Revenue from equipment sales is recognized when the equipment is delivered to the customer. Professional service revenues are recognized under the percentage of completion method. Information services revenues from film productions are recognized when a program is accepted by the licensee and is available for broadcast. Revenues from the licensing of film productions are recognized when the license period begins and the film is available for broadcast. Revenues from advertising sales are recognized when the related advertising is broadcast.

3. Deferred Revenues

Deferred revenues principally relate to the Company's sale of Wireless Fiber(Service Mark) Capacity to Williams Communications, Inc. ("Williams") under a 25 year IRU. Under the terms of this agreement, Williams will pay the Company approximately $400.0 million as hubs are delivered, which is expected to occur by December 31, 2001, of which approximately $139.3 million has been received through September 30, 1999. The related revenue will be recognized over 25 years.

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

Summary financial information for WEC and WEC II, which are included in the condensed consolidated financial statements of the Company, are as follows (in thousands):

Balance sheet information as of September 30, 1999 is as follows:

                                                WEC           WEC II
                                             ---------      ---------
             Current assets                  $  16,758      $   3,787
             Long-term assets                  213,179         39,083
             Current liabilities                (1,524)          (278)
             Long-term debt                   (200,000)       (50,000)
             Due to parent                     (66,846)        (1,900)
                                             ---------      ---------

             Stockholders' deficit           $ (38,433)     $  (9,308)
                                             =========      =========

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

5. Condensed Financial Information of Winstar Equipment Corp. and Winstar Equipment II Corp. (Continued)

Statements of operations information for WEC and WEC II for the periods presented below are as follows (in thousands):

                                                     WEC                                           WEC II
                                --------------------------------------------    --------------------------------------------
                                 Three Months Ended      Nine Months Ended      Three Months Ended       Nine Months Ended
                                    September 30,           September 30,           September 30,           September 30,
                                  1999        1998        1999        1998        1999        1998        1999        1998
                                --------    --------    --------    --------    --------    --------    --------    --------
Rental revenues from other
   Winstar subsidiaries         $  1,041    $    714    $  3,271    $  1,728    $    126    $     --    $    376    $     --

Interest income from other
   Winstar subsidiaries            3,128       1,790       9,745       3,482         675          --       1,842          --
Interest income - investments         --         597          --       3,045          --         567          --       2,092

Selling, general and
   Administrative expenses        (1,635)     (1,168)     (4,908)     (2,807)       (234)        (16)       (712)        (16)
Interest expense                  (6,505)     (5,981)    (19,495)    (17,477)     (1,630)     (1,562)     (4,889)     (4,687)
                                --------    --------    --------    --------    --------    --------    --------    --------
Net loss                        $ (3,971)   $ (4,048)   $(11,387)   $(12,029)   $ (1,063)   $ (1,011)   $ (3,383)   $ (2,611)
                                ========    ========    ========    ========    ========    ========    ========    ========

Separate financial statements for WEC or WEC II are not presented because management of the Company has determined that such information would not provide any material information that is not already presented in the condensed consolidated financial statements of the Company.

6. Discontinued Operations

Winstar Gateway Network

In November 1998, a formal plan of disposal for the Company's Residential Long Distance Business, Winstar Gateway Network, Inc. ("Gateway"), was approved by management of the Company, and it is anticipated that the disposal will be completed by December 31, 1999. All residential phone service (other than to employees) was terminated prior to September 30, 1999. The disposal of Gateway has been accounted for as a discontinued operation and accordingly, its net liabilities have been segregated from the net assets of continuing operations in the accompanying condensed consolidated balance sheets and its operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows. Cumulative losses from the measurement date through September 30, 1999 were $2.4 million, compared to an accrued phase out loss of $4.8 million.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

6. Discontinued Operations (Continued)

Net liabilities of the discontinued operations of Gateway are composed of the following (in thousands of dollars):

                                              As of September 30,    As of December 31,
                                                     1999                  1998
                                              -------------------    ------------------
    Cash and cash equivalents                     $    --                $   665
    Other current assets                               --                      2
    Property, plant and equipment                      --                     38
                                              -------------------    ------------------
    Total assets                                       --                    705

    Accounts payable and accrued expenses             806                  1,262
    Capitalized lease obligations                      --                    277
                                              -------------------    ------------------
    Total liabilities                                 806                  1,539
                                              -------------------    ------------------
    Net liabilities                               $  (806)               $  (834)
                                              ===================    ==================

7. Marketable Securities

The Company has recorded "other comprehensive income" (representing a recovery of unrealized losses on 3.3 million shares of Advanced Radio Telecom Corp.) of $17.0 million in the Statement of Stockholders' Deficit.

8. Capital Lease Obligations

During 1999, the Company took delivery of certain dark fiber assets, as well as certain specified fixed circuits from Williams under the terms of its long haul dark fiber IRU dated December 17, 1998 ("December IRU"). On April 1, 1999, the Company and Williams amended the December IRU ("Amended IRU") to include an additional exclusive 20 year indefeasible right to use additional specified fixed circuits which extended Winstar's long haul telecommunications network. Pursuant to this amendment, the Company will pay $100.0 million over the next seven years and account for the Amended IRU as a capitalized lease. Accordingly, capitalized lease obligations of approximately $233.0 million under the December IRU and $100.0 million under the Amended IRU have been recorded by the Company as of September 30, 1999.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

9. Long-Term Debt

During the nine months ended September 30, 1999, the Company drew down approximately $522.3 million under its financing agreement with Lucent Technologies. As of September 30, 1999, the total amount outstanding under the Lucent financing agreement was approximately $599.8 million. Under the terms of the financing agreement, the Company has access to up to $2.0 billion to finance the purchase of equipment and related services, of which approximately $1.4 billion has not been drawn down at September 30, 1999. The agreement further provides that Lucent will not hold more than $500.0 million of such debt at any one time.

On June 2, 1999, the Company's 14% Convertible Senior Subordinated Discount Notes due in 2005 automatically converted into 5.9 million shares of the Company's common stock. At the time of the conversion, the notes had an aggregate accreted value of approximately $122.1 million and the Company had unamortized deferred financing costs of approximately $2.6 million. Under the terms of the indenture governing these notes, the notes automatically converted at a fixed conversion rate of $20.625 per share on the thirtieth consecutive trading day on which the closing price of the Company's common stock was above $42.375.

In June 1999, the Company completed a $35.0 million accounts receivable securitization financing. Under this financing, the Company may borrow up to the lesser of the maximum amount of the facility (which has been initially set at $25.0 million, increasing to $35.0 million when certain conditions are met) and the amount determined under a borrowing base formula. Borrowings under this facility will bear interest at the London Inter-Bank Offered Rate ("LIBOR"), plus 1.5%. As of September 30, 1999, the Company had $7.5 million outstanding under this financing.

10. Equity Offerings

In June 1999, the Company sold 300,000 shares of its Series F 7 1/4% Senior Cumulative Convertible Preferred Stock (Liquidation Preference $1,000 per share) ("Convertible Preferred Stock") for net proceeds of approximately $290.5 million. The shares of Convertible Preferred Stock are convertible, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 16.13912 shares of common stock for each share of Convertible Preferred Stock (representing a conversion price of $61.96 per share of common stock), subject to adjustment in certain events. The Convertible Preferred Stock ranks senior to the Company's common stock and Series A and E Preferred Stock and on a parity with the Company's Series C and D Preferred Stock. Dividends at the rate of 7 1/4% per annum are payable quarterly in cash or, at the Company's election, through the issuance of common stock.

In February 1999, the Company issued 4.2 million shares of its common stock in a registered public offering pursuant to which it received net proceeds of $167.5 million.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

11. Sale of Equity Interest in Subsidiary

In April 1999, the Company sold a one-third equity interest in Office.com, Inc., a subsidiary of the Company which operates an online business service destination site for small and medium-sized businesses, to CBS Corporation for $42.0 million of promotion and advertising across the full range of CBS media properties, which will be provided over a term of six years.

12. Events Subsequent to Quarter End

Subsequent to September 30, 1999, the Company announced that it had entered into a second agreement with Metromedia Fiber Network ("MFN") to obtain dark fiber capacity in 38 major markets in the United States, including Atlanta, Boston, Dallas/Fort Worth, Houston, Los Angeles, and Seattle, and three major international markets - London, Amsterdam, and Cologne. The Company will pay approximately $300 million over 20 years, including interest, beginning upon delivery of the dark fiber.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

13. Segments

The Company is an integrated communications provider, and as such has two reportable operating segments: Telecommunications and Interactive Services, and Traditional Media Services. International activities, including joint ventures, as of September 30, 1999 were not material. Information relating to the Company's reportable operating segments is as follows (in thousands of dollars):

                                   Telecommunications  Traditional    Total for     Corporate
                                    and Interactive      Media       Reportable      Expenses     Discontinued
                                        Services        Services      Segments      and Assets     Operations       Total
                                        --------        --------      --------      ----------     ----------       -----
For the three months ended
September 30, 1999
    External revenue                  $   106,717    $    12,818    $   119,535    $        --    $        --   $   119,535
    Segment operating loss               (104,255)          (619)      (104,874)       (10,723)            --      (115,597)
    EBITDA (1)                            (61,902)           (34)       (61,936)       (10,685)            --       (72,621)
    Segment assets                      2,190,677         50,055      2,240,732        526,673             --     2,767,405

For the three months ended
September 30, 1998
    External revenue                  $    50,110    $    11,036    $    61,146    $        --    $        --   $    61,146
    Segment operating (loss) profit       (61,970)          (490)       (62,460)        (6,252)            --       (68,712)
    EBITDA (1)                            (41,957)          (141)       (42,098)        (6,242)            --       (48,340)
    Segment assets                        975,257         63,099      1,038,356        517,417          1,053     1,556,826

For the nine months ended
September 30, 1999
    External revenue                  $   269,942    $    34,191    $   304,133    $        --    $        --   $   304,133
    Segment operating loss               (312,153)        (1,394)      (313,547)       (28,186)            --      (341,733)
    EBITDA (1)                           (207,724)           338       (207,386)       (28,095)            --      (235,481)

For the nine months ended
September 30, 1998
    External revenue                  $   130,621    $    32,733    $   163,354    $        --    $        --   $   163,354
    Segment operating (loss) profit      (173,509)           969       (172,540)       (20,366)            --      (192,906)
    EBITDA (1)                           (125,811)         1,907       (123,904)       (20,336)            --      (144,240)

(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, other income (expense) and discontinued operations.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

13. Segments (Continued)

As the Company pursues its broadband bundled services strategy it will offer more traditional media services over its network. Over time, the Company believes it will operate under one segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Winstar helps companies around the globe engage in frictionless business through the use of seamless communications and technology. We provide our customers with a comprehensive set of high-quality, digital-age broadband communications services, including high-speed Internet access and data transport, Web-based information and local and long distance services.

We offer our services in more than 70 markets throughout the U.S. and in Europe, Asia and South America. We are the largest holder of broadband fixed wireless spectrum, with licenses in the top 60 U.S. markets and in 10 international markets. Our broadband fixed wireless capabilities complement and extend the reach of our extensive fiber network. Our long-haul fiber network, which supports IP (Internet Protocol), ATM (Asynchronous Transfer Mode) and frame relay, will extend more than 16,000 route miles and connect the top 60 U.S. markets. Our intracity fiber network will consist of nearly 6,000 route miles in over 60 major domestic and international markets.

Our Tier 1 Internet backbone and enhanced Web service offerings, including Web hosting and design, make us one of the largest Internet companies in the U.S. Our innovative applications enable businesses to take advantage of the new Internet economy. Recently, we launched Office.com, A Service From Winstar(Service Mark), and a premier Internet destination site designed to bring the best of the business Web to the desktop.

We classify telecommunications revenues into two categories: Core telecommunications services and other telecommunications services. Core telecommunications revenues primarily include local and long distance voice services, data transmission services, internet connectivity, capacity and equipment sales, professional and enhanced services including network design and implementation, equipment selection, procurement and installation, web design and web hosting services. Other telecommunications services revenues are those derived from that portion of the acquired MidCom long distance customer base which is located in markets in which we do not have current plans to provide Wireless Fiber(Service Mark) service. Additionally, we market and distribute information content and services in both traditional media (such as television, video, cable and radio) and over the Internet. Revenue from these services are classified as Information Services, even though they are increasingly related to Core services.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues from our operating business lines are as follows (in millions):

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
                                                         1999         1998
                                                         ----         ----

      Telecommunications Services:
         Core Services                                  $ 97.6       $ 37.2
         Other Services                                    7.1         11.2
                                                        ------       ------
                                                         104.7         48.4
      Information Services                                14.8         12.7
                                                        ------       ------

              Total Revenues                            $119.5       $ 61.1
                                                        ======       ======

Total revenues increased by $58.4 million, or 95.6%, for the three months ended September 30, 1999, to $119.5 million, from $61.1 million for the three months ended September 30, 1998. This increase was principally attributable to the growth in revenues generated by our Core telecommunications operations.

Revenues from Core telecommunications services increased by $60.4 million, or 162.4%, for the three months ended September 30, 1999, to $97.6 million, from $37.2 million, for the three months ended September 30, 1998. The revenue growth was primarily attributable to continued growth in existing markets, the addition of new domestic markets, and from new services including broadband data and enhanced services, which include our provision of end-to-end products and services to our customers. These include internet connectivity, data transport, and network integration services to an increasing number of customers. The run rate from this customer base has increased over 114% on a year-over-year basis. The total number of customers we provide service to increased from approximately 12,000 at September 30, 1998 to approximately 21,600 at September 30, 1999.

Last year, we primarily sold voice services to small and medium-sized businesses. We continue to experience significant success selling these services to this customer base, as evidenced by increasing revenue from this group of customers, the increase in the total number of our customers and in the percentage of our customers who purchase more than one service. Moreover, the average revenue we derive from each customer has continued to increase and we have been successful penetrating buildings on our network, achieving 16% average building penetration rates at September 30, 1999. As the technology we use to deliver services evolves and as our network continues to grow through the installation of local bandwidth, installation of data and voice switching infrastructure and the addition of our local and long haul fiber, voice and data services have increasingly converged and we have been successful selling data and voice related products and services to larger accounts. We have begun to realize increased revenue especially from these data related products and services including end to end broadband connectivity, equipment and network deployment solutions to our larger customers. We are also continuing to see an increasing demand for data related enhanced telecommunications solutions, and since the end of 1998 have sold such services to many large account customers, including AboveNet Communications, Inc., Cignal Global Communications, Inc., Lucent Technologies, Inc., Mindspring Enterprises, Inc., VoCall Communications Corp. and Williams Communications, Inc. Revenues from primarily data related telecommunications services, products and solutions for the quarter ended September 30, 1999 were $47.2 million, up from $5.0 million in the third quarter of 1998. Included in this enhanced revenue stream are revenue from the sales of large account data related telecommunications products aggregating $36.0 million for the three months ended September 30, 1999, compared to no revenue from these data related telecommunications products for the three months ended September 30, 1998. Revenues from these large account data related telecommunications products may vary from period to period, but overall we expect this trend of increasing data related revenue and increasing large account revenue to continue. At September 30, 1999, we had contractual commitments and related anticipated orders for these primarily data related telecommunications solutions services of approximately $815.0 million, of which approximately $86.0 million we expect to fulfill and recognize into revenue over the next twelve months.

Revenues from other telecommunications services, which consist of MidCom long distance voice services, decreased by $4.1 million, or 36.8%, for the three months ended September 30, 1999, to $7.1 million, from $11.2 million for the three months ended September 30, 1998. The decrease, which was anticipated, resulted primarily from the attrition of this customer base.

Revenues from information services were $14.8 million for the three months ended September 30, 1999, compared to revenues of $12.7 million for the three months ended September 30, 1998, for an increase of $2.1 million, or 16.5%. The increase was due primarily to growth in Interactive service revenues and improved radio advertising sales, as well as expansion of our direct marketing and DVD (Digital Video Disc) sales in the TV & Video division.

Traditional media revenues were $12.8 million for the three months ended September 30, 1999 as compared to $11.0 million for the three months ended September 30, 1998. Interactive service revenues were $2.0 million for the three months ended September 30, 1999 as compared to $1.7 million for the three months ended September 30, 1998. Management anticipates that Interactive service revenues will grow at an increasing pace as we launch our Office.com business and continue to grow Interactive advertising sales for Office.com and others.

Cost of services and products increased by $37.9 million, or 82.8%, for the three months ended September 30, 1999, to $83.6 million, from $45.7 million for the three months ended September 30, 1998. As a percentage of revenues, cost of services and products for the three months ended September 30, 1999 was 69.9%, compared with 74.8% for the three months ended September 30,

1998. Various items impact our cost of revenue each quarter, including revenue mix, control over internal costs and our rate of expansion. Our on-net percentage has continued to increase, from approximately 18% at September 30, 1998 to approximately 30% at September 30, 1999, resulting in a decreased cost of revenue percentage. Our cost of revenue related to primarily data related large account telecommunications services, products and solutions has also decreased as our network has expanded and was approximately 54% of corresponding revenue for the three months ended September 30, 1999. While we believe that our gross profit margin will continue to improve as increased volumes and larger percentages of traffic are provisioned over our own network facilities, the rate of improvement may be slower during periods when we expand into new markets, but could accelerate as these markets mature. In fact, if many new markets are added or the Company's other cost control efforts are not as successful as in the current quarter, the cost of revenue percentage could increase.

Selling, general and administrative expense increased by $44.8 million to $108.6 million for the three months ended September 30, 1999, from $63.8 million for the three months ended September 30, 1998. We continued to hire sales, marketing, network and related support personnel in connection with the expansion of our domestic and international markets. We had approximately 2,500 employees at September 30, 1998 and approximately 3,600 at September 30, 1999. As a percentage of revenues, selling, general and administrative expenses improved from 104.3% for the three months ended September 30, 1998 to 90.9% for the three months ended September 30, 1999. With the rapid expansion of our domestic and international markets, we expect selling, general and administrative expenses to continue to grow in absolute dollars, but to be a declining percentage of revenues over time.

Depreciation and amortization expense increased by $22.6 million for the three months ended September 30, 1999, to $43.0 million, from $20.4 million for the three months ended September 30, 1998, principally resulting from our acquisition and deployment of telecommunications equipment in connection with our telecommunications network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses from our 1998 acquisitions.

For the reasons noted above, the operating loss for the three months ended September 30, 1999, was $115.6 million, compared with an operating loss of $68.7 million for the three months ended September 30, 1998.

Interest expense increased by $10.1 million, or 23.7%, for the three months ended September 30, 1999, to $52.7 million, from $42.6 million for the three months ended September 30, 1998. This increase was principally attributable to aggregate draw-downs of $599.8 million under the Lucent financing agreement, as well as the creation of $333.0 million in new capital lease obligations under the Williams IRU, offset by the conversion of $122.1 million of 14% Convertible Senior Subordinated Discount Notes ("14% Notes") into 5.9 million shares of common stock in June 1999. Of the $52.7 million of interest expense incurred for the quarter, $38.6 million represents amortization of deferred financing costs and deferred interest which will be paid in future periods.

For the reasons noted above, we reported a loss from continuing operations before preferred stock dividends of $160.5 million for the three months ended September 30, 1999, compared to a loss from continuing operations before preferred stock dividends of $101.0 million for the three months ended September 30, 1998.

For the three months ended September 30, 1999, we incurred dividend obligations of $18.4 million relative to our Series A, C, D and F Preferred Stock, none of which were paid in cash. For the three months ended September 30, 1998, such obligations amounted to $11.7 million. The increase is primarily due to the issuance of 300,000 shares of Series F Convertible Preferred Stock in June 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues of our operating business lines are as follows (in millions):

                                                        Nine Months Ended
                                                           September 30,
                                                        1999         1998
                                                        ----         ----
      Telecommunications Services:
            Core Services                              $243.0       $ 85.9
            Other Services                               21.4         40.3
                                                       ------       ------
                                                        264.4        126.2
      Information Services                               39.7         37.2
                                                       ------       ------

                        Total Revenues                 $304.1       $163.4
                                                       ======       ======

Total revenues increased by $140.7 million, or 86.1% for the nine months ended September 30, 1999, to $304.1 million, from $163.4 million for the nine months ended September 30, 1998. This increase was attributable to the growth in revenues generated by our Core telecommunications operations.

Revenues from Core telecommunications services increased by $157.1 or 183.0%, to $243.0 million for the nine months ended September 30, 1999, from $85.9 million for the nine months ended September 30, 1998. The revenue growth was primarily attributable to continued growth in existing markets, the addition of new domestic markets, and the expansion of our broadband data and enhanced service offerings, which include our provision of end-to-end products and services to our customers. These include internet connectivity, data transport, and network integration services to an increasing number of customers. The run rate from this customer base has increased over 114% on a year-over-year basis. The total number of customers we provide service to increased from approximately 12,000 at September 30, 1998 to approximately 21,600 at September 30, 1999.

Last year, we primarily sold voice services to small and medium-sized businesses. We continue to experience significant success selling these services to this customer base, as evidenced by increasing revenue from this group of customers, the increase in the total number of our customers and in the percentage of our customers who purchase more than one service. Moreover, the average revenue we derive from each customer has continued to increase and we have been successful penetrating buildings on our network, achieving 16% average building penetration rates at September 30, 1999. As the technology we use to deliver services evolves and as our network continues to grow through the installation of local bandwidth, installation of data and voice switching infrastructure and the addition of our local and long haul fiber, voice and data services have increasingly converged and we have been successful selling data and voice related products and services to larger accounts. We have begun to realize increased revenue especially from these data related products and services including end to end broadband connectivity, equipment and network deployment solutions to our larger customers. We are also continuing to see an increasing demand for data related enhanced telecommunications solutions, and since the end of 1998 have sold such services to many large account customers, including AboveNet Communications, Inc., Cignal Global Communications, Inc., Lucent Technologies, Inc., Mindspring Enterprises, Inc., VoCall Communications Corp. and Williams Communications, Inc. Revenues from primarily data related telecommunications services, products and solutions for the nine months ended September 30, 1999 were $100.0 million compared to $5.2 million for the comparable period in 1998. Included in this enhanced revenue stream are sales of large account data related telecommunications products aggregating $67.0 million for the nine months ended September 30, 1999 compared to no revenue from these data related telecommunications products for the corresponding period in the prior year. Revenues from these large account data related telecommunications products may vary from period to period, but overall we expect this trend of increasing data related revenue and increasing large account revenue to continue. At September 30, 1999, we had contractual commitments and related anticipated orders for these primarily data related telecommunications solutions services of approximately $815.0 million, of which approximately $86.0 million we expect to fulfill and recognize into revenue over the next twelve months.

Revenues from other telecommunications services decreased $18.9 million to $21.4 million for the nine months ended September 30, 1999, as compared to $40.3 million for the nine months ended September 30, 1998. The decrease, which was anticipated, resulted primarily from attrition of the MidCom customer base.

Revenues from information services were $39.7 million for the nine months ended September 30, 1999, compared to $37.2 million for the nine months ended September 30, 1998. The 6.7% increase was due primarily to growth in Interactive service revenue and improved radio advertising sales resulting from expanded programming offerings, as well as a strong marketplace in the current year.

Traditional media revenues were $34.2 million for the nine months ended September 30, 1999 as compared to $32.7 million for the nine months ended September 30, 1998. Interactive service revenues were $5.5 million for the nine months ended September 30, 1999 as compared to $4.5 million for the nine months ended September 30, 1998. Management anticipates that Interactive service revenues will continue to grow at an increasing pace as we launch our Office.com business and continue to grow Interactive advertising sales for Office.com and others.

Cost of services and products increased by $92.7 million, or 70.1%, for the nine months ended September 30, 1999, to $224.9 million, from $132.2 million for the nine months ended September 30, 1998. As a percentage of revenues, cost of services and products for the nine months ended September 30, 1999 was 73.9%, compared with 80.9% for the nine months ended September 30, 1998. Cost of revenue related to primarily data related large account telecommunications services, products and solutions was approximately 63% of corresponding revenue for the nine months ended September 30, 1999. The decrease in the overall cost of revenue percentage is the result of increased volumes and larger percentages of traffic being provisioned on our local and long haul networks.

Selling, general and administrative expense increased by $139.4 million to $314.8 million for the nine months ended September 30, 1999, from $175.4 million for the nine months ended September 30, 1998. We continued to hire sales, marketing, network and related support personnel in connection with the expansion of our Core markets. We had approximately 2,500 employees at September 30, 1998, as compared with 3,600 employees at September 30, 1999. As a percentage of revenues, selling, general and administrative expenses improved from 107.3% for the nine months ended September 30, 1998 to 103.5% for the nine months ended September 30, 1999. With the rapid expansion of our domestic and international markets, we expect our selling, general and administrative expenses to continue to grow in absolute dollars, but to be a steadily declining percentage of revenues.

Depreciation and amortization expense increased by $57.6 million for the nine months ended September 30, 1999, to $106.3 million, from $48.7 million for the nine months ended September 30, 1998, principally resulting from our acquisition and deployment of telecommunications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses.

For the reasons noted above, the operating loss for the nine months ended September 30, 1999, was $341.7 million, compared with an operating loss of $192.9 million for the nine months ended September 30, 1998.

Interest expense increased by $42.3 million, or 37.9%, for the nine months ended September 30, 1999, to $154.0 million, from $111.7 million for the nine months ended September 30, 1998. This increase was principally attributable to the issuance of $450.0 million of debt in the first quarter of 1998, aggregate draw downs of $599.8 million under the Lucent financing agreement and capital lease obligations of $333.0 million under the Williams' IRUs, offset by the conversion of $122.1 million of the 14% Notes into 5.9 million shares of common stock in June 1999. Of the $154.0 million of interest expense incurred for the nine months ended September 30, 1999, $103.0 million represents amortization of deferred financing costs and deferred interest which will be paid in future periods.

For the reasons noted above, we reported a loss from continuing operations before preferred stock dividends of $476.0 million for the nine months ended September 30, 1999, compared to a loss from continuing operations before preferred stock dividends of $276.6 million for the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, we incurred dividend obligations of $43.4 million relative to our Series A, C, D and F Preferred Stock, none of which were paid in cash. For the nine months ended September 30, 1998, such obligations amounted to $31.2 million. The increase is primarily due to the issuance of 4,000,000 shares of Series D 7% Senior Cumulative Convertible Preferred Stock in March 1998 and the issuance of 300,000 shares of Series F Convertible Preferred Stock in June 1999.

Liquidity and Capital Resources

At September 30, 1999, working capital was $308.5 million (including cash, cash equivalents and short-term investments of $476.9 million) as compared to $193.1 million at December 31, 1998 (including cash, cash equivalents and short-term investments of $313.0 million). The increase in working capital is primarily a result of financing activities during the year, offset by cash used by operating and investing activities.

Financing activities provided $730.7 million of cash during the nine months ended September 30, 1999, compared to $689.7 million during the nine months ended September 30, 1998. In February 1999, we sold 4.2 million shares of our common stock at $41.75 per share and received net proceeds of approximately $167.5 million. In June 1999, we sold 300,000 shares of our Series F 7 1/4% Senior Cumulative Convertible Preferred Stock and received net proceeds of $290.5 million.

During the nine months ended September 30, 1999, we incurred approximately $522.3 million in indebtedness under our financing agreement with Lucent Technologies ("Lucent"). Under the terms of this five year agreement, Lucent will provide up to $2.0 billion to finance the purchase by Winstar of equipment and related services, of which approximately $1.4 billion has not been drawn down at September 30, 1999. The agreement further provides that Lucent will not hold more than $500.0 million of such debt at any one time.

In June 1999, our 14% Convertible Senior Subordinated Discount Notes due in 2005 automatically converted into 5.9 million shares of our common stock. At the time of the conversion the notes had an aggregate accreted value of approximately $122.1 million.

Also in June 1999, we completed a $35.0 million accounts receivable securitization financing. Under this financing, we may borrow up to the lesser of the maximum amount of the facility (which has been set initially at $25.0 million, increasing to $35.0 million when certain conditions are met) and the amount determined under a borrowing base formula. Borrowings under this facility will bear interest at the London Inter-Bank Offered Rate ("LIBOR"), plus 1.5%. As of September 30, 1999, the Company had $7.5 million outstanding under this financing.

During the nine months ended September 30, 1999, we used $182.8 million of cash in operating activities, compared to $257.4 million during the nine months ended September 30, 1998. Net cash used by operating activities is primarily due to losses from continuing operations and changes in working capital items, offset by non-cash interest expense and depreciation and amortization. Additionally, from January 1, 1999 through September 30, 1999, we received $142.7 million from Williams Communications, Inc. ("Williams") in connection with the delivery of 94 hub sites and maintenance services under the Wireless Fiber(Service Mark) IRU Agreement signed in December 1998. Under this agreement with Williams, we expect to receive an additional $260.7 million over the next two years as hubs are delivered, and at least $42.2 million through 2009 for maintenance services we will provide over the term of the Wireless Fiber(Service Mark) IRU Agreement. Cash used to fund negative EBITDA during the three months ended September 30, 1999 was approximately $72.6 million. EBITDA represents earnings before interest, income taxes, depreciation and amortization and is commonly used in the telecommunications industry to measure cash flows and liquidity. EBITDA is not intended to represent results of operations or cash flows from operating activities determined in accordance with generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.

Cash used in investing activities during the nine months ended September 30, 1999 was $553.7 million, compared to $523.0 million during the nine months ended September 30, 1998. Cash used in investing activities for the nine months ended September 30, 1999 primarily consists of cash used to purchase property and equipment of $367.0 million and cash used to purchase short-term investments of $168.1 million. We also took delivery of certain dark fiber assets, as well as certain specified fixed circuits, from Williams which extended our long haul telecommunications network, thus increasing capitalized lease obligations by $288.4 million. We expect to pay Williams an additional $395.8 million over the next seven years for dark fiber, long-haul transport services and other network services. Purchases of property and equipment during the three months ended September 30, 1999 were approximately $311.1 million, of which $255.9 million were financed through our financing agreements with Lucent, Williams and various equipment vendors.

We have incurred significant operating and net losses, due in large part to the development of our network and the growth of our sales and marketing organization, and we anticipate that such losses will continue over the near term as we execute our growth strategy, although we anticipate that our EBITDA losses will continue to decline. We are in the process of ordering and installing switches and other network equipment to be placed in our key markets. Historically, we have funded our operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities.

To capitalize on opportunities in our industries, we are pursuing a rapid expansion of services offered to our current 60 U.S. markets. We are also focused on offering our services to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures and anticipated operating losses. We have the ability to moderate our capital spending and operating losses by varying the number of markets in which we build network and offer services. In the event that we slow the speed or narrow the focus of our business plan, we will reduce our capital requirements and operating losses. Under our current plan to expand our domestic and international markets, we plan to spend approximately $1.2 billion during 1999 and 2000 for capital equipment (inclusive of purchases during the first three quarters of 1999), which we expect to finance principally through the Lucent financing agreement and other vendor financing arrangements which we believe are available to us.

We anticipate, based on our business plan and related assumptions (including an assumption of full availability of the $2.0 billion under our Lucent financing agreement), that our existing financial resources, additional accounts receivable and equipment financings that we intend to seek, will be sufficient to fund our operations for approximately 15 to 21 months, and to fund our capital requirements for the next several years. We may be required to seek additional sources of capital sooner than we anticipate if: our operating assumptions change or prove to be inaccurate; less than $2.0 billion becomes available under the Lucent financing agreement; we fail to secure additional equipment and accounts receivable financing; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly. We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

Subsequent to September 30, 1999, we entered into a second agreement with Metromedia Fiber Network ("MFN") to obtain dark fiber capacity in 38 major markets in the United States, including Atlanta, Boston, Dallas/Fort Worth, Houston, Los Angeles, and Seattle, and three major international markets - London, Amsterdam, and Cologne. We will pay approximately $300 million over 20 years, including interest, beginning upon delivery of the dark fiber.

Year 2000 Compliance

We are completing renovation of our systems that have been identified as being at risk for errors and failures as a result of the "Year 2000" problem, which is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations which could result in service or other interruptions. We are completing remaining upgrades and replacements, including the scheduled retirement of several older systems that are no longer needed. Winstar has now substantially completed the individual renovation, component level and system level testing of its critical network and business applications, including those supplied by third party vendors. Winstar expects to complete final end-to-end integration and interoperability testing of all critical network systems shortly.

Our first priority is to protect customer-sensitive operations from service interruptions or billing discrepancies that could occur as a result of the Year 2000 transition. Customer-sensitive mission critical operations that have been addressed as part of our Year 2000 program include our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Business-critical operations that have been addressed for Year 2000 issues include systems, applications and operations which do not directly impact the customer, but are essential to internal communications and our ability to run the business day-to-day. Finally, we have also addressed matters for which failure might cause inconvenience and delay for our employees, but would not directly impact customers, service, or routine business operations.

We have developed Year 2000 compliance standards that follow industry requirements. In order to implement these standards, last year we formed a Year 2000 Program Office to manage the Year 2000 project plan enterprise-wide. The project team is comprised of management and technical representatives from our major operational areas, together with experienced Year 2000 subject matter experts. The Year 2000 Program Office is responsible for program participation and compliance of all corporate entities; working with outside Year 2000 consultants; oversight of testing, quality assurance and compliance; and Year 2000 communications. The Program Management Office reports to the Chief Information Officer and other senior corporate officers on the Winstar Year 2000 Executive Steering Committee.

Key activities in our Year 2000 program include: planning and program definition, inventory and prioritization of date-sensitive systems (including computer and electrical systems, equipment and the systems of companies acquired or to be acquired by us), risk assessment, remediation, testing, audit and certification, contingency planning, implementation, and post-implementation monitoring.

We have completed the inventory and assessment of our critical systems, key vendors and suppliers, and external interfaces, and are now completing final testing, replacements and upgrades. This effort entailed, among other things, identification of the several hundred systems used by us in the operation of our business, and the review in our laboratory of equivalent components of all of our hardware and software systems for date related code issues. We continue to assess and identify isolated, non-standard components which may be deployed in the customer site portion of our network that may not be identical to those tested in the lab. To the extent any such components are not identified and, if necessary, remediated, they could cause customer specific failures. However, we believe that any such failures would be isolated and not affect the operation of the network or our systems as a whole.

Both Winstar-owned, and vendor-supplied systems have been, or are currently being subjected to integration testing following stand-alone evaluation, in accordance with Winstar's Year 2000 Compliance Standards. Winstar is conducting Year 2000 systems and integration testing of its business applications in a dedicated, on-site test lab where system environments can be set to Year 2000 dates without impacting current operations. With the exception of a few remaining applications now in process and expected to be reviewed shortly, Winstar has completed the individual renovation and testing of its critical business applications.

Winstar is also completing Year 2000 Network Integration Testing in a separate Network Integration Test Facility. The Network Integration Test Facility simulates end-to-end call processing across Winstar's telecommunications network. Year 2000 testing conducted in Phases I and II was successfully completed with no Year 2000 date issues. Final testing is currently underway and is expected to conclude in the near future. Other Year 2000 compliance activities in progress now include testing of Winstar Y2K contingency plans, and completion of desktop upgrades.

Testing and compliance monitoring as part of the Winstar Year 2000 program will continue through the fourth quarter of 1999 and into the new year to cover system changes as well as to support the growth and development of the network.

We have, where we deemed necessary, required suppliers and third-party vendors to provide statements of Year 2000 compliance in their contracts with us. In addition, and as part of our Year 2000 project, we have contacted all of our vendors and suppliers, including other telecommunications providers, equipment manufacturers and software vendors, to obtain a statement regarding the vendor's Year 2000 compliance. We currently require our outside vendors and suppliers to provide reasonable assurances that their hardware and/or software is Y2K ready. We are closely monitoring the few vendors or suppliers who have not provided satisfactory assurance to-date. We believe that these are in areas not critical to our networks and are prepared to take appropriate action, if necessary, including moving to an alternate vendor or supplier who can give such assurances.

Winstar is finalizing contingency plans in all key business areas for potential Year 2000 problems. Contingency plans cover major business processes, including operation of the Winstar network, customer billing, and other mission and business-critical operations. Training for Winstar personnel who will implement contingencies has been completed and simulation of contingency plans has begun. A Year 2000 Command Center will be in place in December, and key personnel will be on-site or on-call before, during, and after the critical transition period from late December, 1999 through mid-January, 2000.

The total cost associated with our Year 2000 compliance project is not expected to be material to our financial position. The estimated total cost of the project is approximately $8 million. The total amount expended through September 30, 1999 was approximately $6.0 million. We will make appropriate adjustments to these estimates upon completion of this project.

Our failure to make our key systems Year 2000 compliant could adversely impact our ability to service our telecommunications and other customers and otherwise carry on our business. Such problems could include interruptions in the operation of our telecommunications network, traffic data, customer order processing and provisioning systems, customer billing and invoicing, and data interfaces to and from these systems. Although we expect that we will have identified and remediated any material Year 2000 problems in our internal systems prior to the end of 1999, if any significant Year 2000 problems in our systems are not uncovered or are not remediated in a timely manner, significant failures of these functions could occur and could have material adverse consequences to our operations.

While we are working aggressively to finish testing and renovation of our own mission and business critical systems for Year 2000 problems, we do not control the systems of our suppliers. As discussed above, we are seeking assurances from our suppliers regarding the Year 2000 readiness of their systems. We also have conducted interoperability testing, where feasible, to test whether our suppliers' systems will accurately provide our systems with date data and telecommunications functionality into and beyond the new millennium. Notwithstanding these measures, there is some risk that the interoperation of our systems with those of our suppliers' may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, and the vast array of telecommunications equipment used in those networks (including equipment used by customers on their premises) the ability of any telecommunications provider, including Winstar, to provide services to customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks, systems and equipment of other carriers and numerous equipment manufacturers. To the extent the networks, systems and equipment of other carriers and customer premise equipment and systems are adversely impacted by Year 2000 problems, the ability of Winstar to provide service may be adversely impacted as well. Any such impact could have a material adverse effect on our operations.

Certain industry-wide efforts are underway to test individual network components and to address issues related to the interoperability of telecommunications networks both domestically and worldwide. For instance, Winstar is a member of the Alliance for Telecommunications Industry Solutions ("ATIS") Network Testing Committee ("NTC"), an industry forum made up of telecommunications carriers which has sponsored a series of Year 2000 activities to test, among other things, Year 2000 readiness with respect to transmissions between and over various domestic and international carriers' networks and has participated in ATIS-sponsored Year 2000 testing. However, while many carriers are working toward understanding the worldwide communications infrastructure and are helping to avoid potential problems stemming from the Year 2000 issue, Winstar cannot give assurances that the interconnection of the networks of different carriers will not be adversely impacted by the Year 2000 issue.

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

Having identified our mission critical and business critical systems and our key suppliers, and the associated risks of failure of those systems to be Year 2000 ready, we are finalizing contingency plans which will be implemented in the event we determine that any such systems will not be made

Year 2000 compliant in a timely manner. Winstar will also have additional dedicated staff on site before, during, and after the Year 2000 date change to respond to Year 2000 contingencies and ensure business continuity for the Company, our customers and our employees to the maximum extent possible.

Effects of Recently Issued Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after September 15, 2000. We are currently evaluating the impact that SFAS 133 will have on our consolidated financial statements and disclosures.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "predict," "project," "will," "could" and similar terms and expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized.

The following factors and other factors may cause our actual results to differ materially from those contemplated by some of the forward-looking statements included in this report:

o the willingness of the marketplace to accept fixed wireless services generally, and our Wireless Fiber(Service Mark) services in particular, as an acceptable alternative to other available communications technologies and rapid technological innovation bringing on constant enhancements in communications;

o our ability to penetrate our targeted markets, which are dominated by much larger entrenched competitors, and attract and retain a sufficient revenue-generating customer base;

o our ability to obtain sufficient capital to finance the buildout of our domestic and international telecommunications network, fund our projected operating losses and service our debt obligations;

o the general condition of the economy and the financial markets, particularly within the telecommunications and technology sector which has historically been even more volatile than the markets as a whole;

o changes in the regulatory environment which may directly affect: the breadth of services which we and our competitors may offer and the terms of those services, the size and number of our competitors, our ability to obtain necessary access to customer buildings in order to provide our services, and our use of our spectrum assets; and

o our ability to hire and retain a sufficient number of highly skilled and qualified employees sufficient to support our growth objectives, particularly in light of the intense competition for these employees in the recently de-regulated telecommunications industry.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, redeemable preferred stock and long-term debt obligations. We do not use derivative instruments in our investment portfolio. We place our investments primarily with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. With the exception of our obligations under the Lucent Financing, we have no cash flow exposure due to rate changes for long-term obligations. Our Lucent obligations are variable rate instruments, however, there has been no material changes in market risk since December 31, 1998. We primarily enter into debt obligations to support the construction of our network and working capital needs.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

The following table sets forth certain information with respect to the issuance by the Company of certain securities during the quarter ended September 30, 1999, without registration of such securities under the Securities Act:

                                                                     Terms of
                                                    Exemption     Conversion or       Use of
Securities Sold      Purchasers   Consideration      Claimed         Exercise        Proceeds
---------------      ----------   -------------      -------         --------        --------
109,110              Various      Shares issued    Section 4(2)   Not Applicable  The Company
                     individuals  as                                              did not
                                  consideration                                   receive cash
                                  in various                                      proceeds for
                                  acquisitions                                    these shares
                                  and for
                                  consulting
                                  services

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders (the "Meeting") held on July 2, 1999, the Company submitted the following matters to a vote of its security holders, all of which matters were approved:

1.    Election of Class I Directors.

      Name of Director                   Votes For                Votes Withheld
      ----------------                   ---------                --------------

      Nathan Kantor                      41,721,679                 356,138
      Bert Wasserman                     41,813,661                 264,156

The term of office of each of the following additional directors of the Company continued after the Meeting: William J. Rouhana, Jr., Timothy R. Graham, Steven
B. Magyar, William J. vanden Heuvel and James I. Cash.

2. Amendment of Winstar Communications, Inc. 1995 Performance Equity Plan increasing the number of shares available for issuance pursuant to grants made thereunder from 10,000,000 to 15,000,000.

      Votes For                         Votes Against              Abstentions
      ---------                         -------------              -----------

      21,966,535                        9,476,856                  153,908

Item 5. Other Information

Notes to Stockholders Regarding 1999 Annual Meeting of Stockholders:

Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains from the Company's 2000 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in New York, New York no later than January 7, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      10.1 Fiber Optic Private Network Agreement, dated September 30, 1999, between Winstar Wireless, Inc. and Metromedia Fiber Network Services, Inc.

      27    Financial Data Schedule

(b) Reports on Form 8-K.

            None

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winstar Communications, Inc.
     Registrant


By: /s/Richard J. Uhl
    -------------------------------------
Richard J. Uhl
Group Executive and Chief Financial
  Officer (Principal Financial Officer)                 Dated: November 12, 1999


By: /s/ Joseph P. Dwyer
    -------------------------------------
Joseph P. Dwyer
Senior Vice President, Finance
  (Principal Accounting Officer)                        Dated: November 12, 1999