Form 10-K405
period 1999-12-31
WINSTAR COMMUNICATIONS INC
filed 2000-03-10
CIK 868797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                            ------------------------

                         COMMISSION FILE NUMBER 1-10726

                          WINSTAR COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 13-3585278
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     ORGANIZATION)

                                685 THIRD AVENUE
                            NEW YORK, NEW YORK 10017
                                 (212) 792-9800
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                  Rights to Purchase Series B Preferred Stock
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: As of March 6, 2000, the aggregate market value of such stock was approximately $4,448.1 million.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 6, 2000, the number of shares of common stock outstanding was 85,646,757.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Part III by Items 10, 11, 12 and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of stockholders scheduled to be held on June 28, 2000, which will be filed by the registrant within 120 days after the close of its fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL(1)

     We provide businesses with broadband services. We offer our services across our own end-to-end broadband network in 60 major markets in the United States, including each of the top 30 U.S. markets. We also offer services in 10 overseas markets, including Amsterdam, Brussels, Buenos Aires and Tokyo. Revenues from our communications and information services for the year ended December 31, 1999 were $445.6 million compared to $244.4 million for the same period in 1998.

     We believe that our rapidly expanding network will enable us to offer broadband services to a majority of the companies comprising the business communications market in the United States. This market is projected to grow from approximately $178.0 billion in 1999 to approximately $360.0 billion by 2009. Our domestic network combines local and long-haul capacity with voice and data switching facilities and is capable of carrying a substantial portion of our customers' communications traffic from point of origin to point of termination. This network consists of:

     o the nation's largest amount of fixed wireless spectrum, covering more than 80% of the U.S. business market, which we use to extend our broadband network across the "last mile" to our customers' buildings;

     o intracity fiber in 50 of the top 60 domestic markets, covering more than 6,000 delivered or committed route miles, which we are incorporating into our network to interconnect our hub site buildings and switching and data center facilities;

     o a nationwide fiber backbone, comprised of four fiber strands covering more than 16,000 route miles, and which connects our top 60 markets;

     o access rights to connect more than 8,000 buildings, which we believe provides us with access to more buildings than any other facilities-based competitive communications provider; and

     o 34 installed Lucent local and long distance voice switches and 135 installed data switches.

     In order to reduce network deployment costs and increase network flexibility, we are integrating point-to-multipoint technology into our nationwide network. We recently accomplished the initial rollout of point-to-multipoint technology in Oakland, Phoenix, Salt Lake City, San Jose, Seattle and Washington, D.C.

OUR SERVICES

     Our broadband network allows us to offer an integrated suite of communications and information services, including:

     o local and long distance voice services;

     o always-on and dial-up Internet access;

     o ATM, frame relay and IP data transport services;

     o web hosting and web design and development services;

     o online business content, including office.com, a service from Winstar(2), our online business center;

     o online application hosting services, including Microsoft Office 2000 OnlineSM; and

     o network and applications solutions for vertical business communities; and

     o LAN and WAN systems integration.

------------------
1 As used in this report, the terms "we," "us," "our," "our company" and "Winstar" refer to Winstar Communications, Inc. and, if appropriate in the context, its subsidiaries.
2 office.com(R), a service from WinstarSM and Wireless FiberSM are service marks and WinstarSM, office.com(R), Winstar for BusinessSM and Winstar Business InfoCenterTM are trademarks of Winstar Communications, Inc.

THE WINSTAR NETWORK

     We are constructing a broadband communications network that will be capable of carrying bandwidth-intensive traffic from point of origination to point of termination for a substantial majority of the companies comprising the business communications market in the United States and selected overseas markets.

  Connecting the last mile

     Local communications service historically has been carried by incumbent local providers over their legacy networks. The portion of these legacy networks that ultimately connects to customer buildings, called the "last mile," is typically copper wire. Without enhancements, copper wire is poorly suited to support high-bandwidth services. The rapid growth of bandwidth-intensive communications services, such as Internet access, data transport, audio and video streaming and e-commerce applications, has created an increasingly acute shortage of transmission capacity across the last mile.

     We believe that there are more than 750,000 commercial buildings in the United States. Only a small percentage of these buildings have broadband connections, most of which are made using fiber-optic cable. Further, construction of last-mile fiber connections has slowed substantially in recent years due to the high cost and long delays associated with extending fiber to most buildings. Since labor constitutes the largest cost component in the construction of last-mile fiber, we believe that it will become increasingly less cost effective to connect the majority of commercial buildings with last-mile fiber.

     We believe our fixed wireless infrastructure provides an optimal solution for delivering broadband capacity across the last mile. In contrast to fiber, the majority of the cost associated with establishing our fixed wireless connections is related to technology and equipment, the cost of which has tended to decrease over time as the technology develops and becomes more widely used. As such, we are able to connect customer buildings at a cost which is substantially less than that incurred in a fiber-build strategy. This significant cost advantage enables us to economically deliver broadband capacity, services and applications to a larger addressable market than would otherwise be possible with fiber or other facilities-based broadband alternatives. We believe that we will be able to bring broadband last-mile connections to a majority of commercial buildings in each of our target markets on a cost-effective basis. Where economically warranted or otherwise complementary to our overall system architecture, we may use fiber to establish the last-mile broadband connection to a building.

     Our typical customer is serviced by placing a 10 to 12 inch digital microwave antenna on the roof of the customer's building. The customer's voice, data and video communications traffic travels from the customer's premises over the building's internal wiring to this rooftop antenna. The traffic is then routed via wireless transmission to another antenna located on a nearby hub site building which has a direct line of site to the antenna on the customer's building. Hub sites serve as aggregation points for the reception and distribution of our customers' traffic. Hub sites are located to maximize the number of potential buildings from which such sites can receive and distribute this communications traffic. These hub sites are typically located on our intracity fiber rings, allowing traffic received there to continue on at broadband speeds to our switching centers where it is routed to its final destination.

     We use capacity in the 38 GHz spectrum and the 31 and 28 GHz, or LMDS spectrum, as well as other portions of the radio spectrum for our wireless connections. Our spectrum holdings cover more than 80% of the business market in the United States. We can provide customers with up to an OC-3 (more than 2,000 voice grade equivalents) of transmission capacity over a single wireless link, which is more than 2,700 times faster than the fastest dial-up service currently in general use. The capacity of these wireless links has risen dramatically in recent years and we expect that it will continue to expand as wireless technology advances.

     We deploy point-to-point and point-to-multipoint connections in our local network infrastructure. Point-to-point connections use a single dedicated link between two antennas having line of site to each other, one located on the customer's building and one at our hub site. Point-to-multipoint technology allows for simultaneous transmissions between a single hub site antenna and multiple customer building antennas to which it has line of sight.

     A point-to-multipoint connection allows for the cost of the hub site antenna to be allocated over numerous customer building sites, rather than just one, and reduces the capital expenditures necessary to bring broadband service to a particular customer building. In addition, the use of point-to-multipoint technology gives us the unique ability to allocate and share network capacity on an as-needed basis and supply customers with bandwidth-on-demand to address their dynamic capacity needs.

  Our end-to-end network architecture

     Our local network infrastructure consists of wireless transmission links between customer buildings and our hub sites, and more than 6,000 delivered or committed route miles of local fiber rings connecting hub sites and our voice and data switching facilities. Committed route miles are delivered to us on an ongoing basis as they are constructed by MFN. We expect that all 6,000 route miles will be delivered by the end of 2001. Our local networks are interconnected by a four-fiber strand, 16,000 route-mile long-haul fiber backbone, forming a national broadband network. If we need more long-haul capacity, we also have the option to purchase two additional fiber strands over the same routes. Our network operates as a high-capacity alternative to the existing public switched telephone networks, which are owned and controlled by the incumbent local and long distance service providers. Our network supports ATM, frame relay and IP data services, as well as traditional switched voice services.

  Switching and data centers

     We have installed 34 Lucent local and long distance voice switches. We have also purchased and are in the process of installing three more of these switches. Our switches generally serve the markets in which they reside and, in some cases, a secondary market from which traffic is routed back to the switch. In addition, we have 135 data switches located throughout the United States. Wherever possible, our voice and data equipment is or will be collocated.

     Currently, our network configuration contains both regional and local data centers around the world. We have five regional data centers in operation, located in Washington, D.C., Boston, Minneapolis, Seattle and Brussels. Collectively, these data centers house more than 100,000 facilitized square feet of capacity. We have also announced plans for the construction of five additional regional centers in New York City, San Francisco, London, Amsterdam and Singapore. We supplement these regional data centers with local hosting centers now or soon to be located in every central office domestically and in our data points of presence internationally. We believe local centers are valuable to our customers, particularly those with collocated equipment, as it moves both the physical storage and content associated with it closer to the end user.

     As a Tier 1 backbone ISP, we have entered into numerous arrangements with other Internet backbone providers for the efficient exchange of Internet traffic between our networks. These arrangements are known as peering relationships. They can provide access to the Internet through one of the public network access points, such as MAE-east and MAE-west, or on a private basis. Private peering is the direct exchange of traffic between carriers, thereby avoiding public access points which tend to be congested potentially resulting in packet loss and transmission delay. We access the Internet at all of the public peering points and maintain private peering relationships with industry leaders, such as GTE, Cable & Wireless, Sprint, America Online, UUNet (through our relationship with AboveNet), AT&T and more than 110 other providers. These relationships typically allow for the free exchange of traffic between providers. Recently, companies that have previously offered free peering are establishing new, more restrictive criteria to continue these relationships. We will have to meet these more restrictive criteria to maintain our peering arrangements. Through our private and public peering relationships, we can efficiently hand off our Internet traffic to other networks while still ensuring the global access required of a premier Internet provider. We believe that the combination of our data centers, broadband capacity and peering relationships allows us to serve our customers with the highest quality web hosting, application hosting and Internet access services.

THE WINSTAR BUSINESS STRATEGY

     We expect that continued advances in technology will make available to businesses an increasingly comprehensive range of communications services and applications designed to help them operate more effectively. These services and applications will drive the continued increase in demand for broadband communications capacity. Our objective is to become a leading single-source provider of communications capacity, applications and related services for businesses. Our strategy is to:

     BUILD A ROBUST, EXPANSIVE NETWORK. We are building a widely available network capable of delivering broadband services and applications to a significant percentage of the business community. Our network infrastructure is flexible and allows for the integration of other existing and future wireline and wireless technologies. In order to accomplish this, we will continue to:

     o exploit the low-cost characteristics of our fixed wireless facilities to deliver last-mile, broadband connections to a wider market. The relatively low cost and comparatively short time required to connect our network to a building, as compared to fiber, allows us to offer broadband services to a far wider addressable market than is possible for fiber-based or other broadband service providers. Because this cost is relatively low, it can often be recaptured by revenues derived from a single customer in the building. As a result, the profitability of incremental customers increases dramatically.

     o expand the data-centric nature of our infrastructure to address the growing demand for data services, including Internet-based services. Customer demand for data services is growing faster than the demand for any other type of communications services. We have assembled an integrated set of network technology assets, including our wireless capacity, intracity fiber rings, intercity fiber and our Tier 1 Internet and data backbone and switching facilities, which enable us to offer integrated Internet and data services to our customers.

     o leverage the rapid build out characteristics of our fixed wireless facilities to match incremental capital deployment with customer demand. Once we have integrated the necessary hub sites into our local network, we are able to create a fixed wireless last-mile connection to a customer building much more quickly than would be possible with a fiber connection. The relatively small amount of time needed to connect an accessed customer building to our network allows us to add additional buildings to the network only as customer demand warrants. This allows us to reduce our upfront "last-mile" costs and to deploy capital into existing local networks incrementally.

     o rapidly build out our network to capitalize on a first-to-market advantage. We intend to invest significant capital resources to expand our network in order to reach an increasing portion of our addressable market. In addition to our U.S. markets, we intend to deploy service in 50 markets in Europe, Asia and Latin America by the end of 2004. We believe that intensive investment and rapid rollout of our network will enable us to create and exploit a first-to-market advantage by bringing a comprehensive portfolio of high-bandwidth voice, data and video services to buildings not currently served with other facilities-based broadband alternatives.

     o acquire fiber to maximize control of our network and reduce our cost of revenue. We have acquired and will continue to acquire fiber capacity in order to own and control our network on an end-to-end basis. Owning an end-to-end network reduces third party costs and the delays inherent in using the networks of others. It also allows us to operate our network with consistent traffic management protocols that would not be possible with a network that is, in part, controlled by other carriers. Where economically justified, we will use fiber as a last-mile connection.

     o integrate point-to-multipoint technology to reduce our network deployment costs, provide greater network reach and provide customers with bandwidth-on-demand. We expect to reap significant benefits from the continuing selective integration of point-to-multipoint technology in our network, including reduced network deployment costs and the ability to serve more customer buildings from each of our hub sites. We believe our customers will also realize significant benefits from point-to-multipoint technology, including the option of bandwidth-on-demand, which will allow users to purchase transmission capacity on an economical "pay-per-use" basis.

     DRIVE CUSTOMER TRAFFIC ONTO OUR NETWORK. In order to drive traffic onto our network, we will continue to:

     o focus our selling efforts on buildings connected to our network. Generally, we only market our services to prospective customers in our on-net buildings. By marketing primarily to customers in these on-net buildings, we are able to:

          o increase gross margins, as the expense and time associated with connecting and providing service for an additional customer in a provisioned on-net building is minimal;

          o improve the overall customer experience, as the time to provision on-net customers is shorter and we have the ability to control all of the network elements associated with their connection;

          o realize efficiencies through the use of in-building marketing campaigns, targeting the majority of our marketing dollars directly on prospective customers;

          o minimize the number of customers served through resold and leased lines, thereby increasing profit margins and control over the entire customer experience; and

          o allow our sales staff to quickly begin marketing our entire suite of services, resulting in higher potential revenue per customer.

     o bundle packages of services tailored to our customers' needs. We believe that many businesses are seeking simplified, integrated communications solutions and guidance with respect to the use of these services in their businesses. We seek to differentiate ourselves by providing customers with comprehensive service offerings tailored to their specific business requirements.

     o develop and market bandwidth-intensive applications. We believe that there is increasing demand among business customers for the type of rich business-to-business content that can be delivered only through broadband connections. Further, we believe that providers that package broadband access with this content will have a strategic advantage. In order to capitalize on this, we create business content and applications for delivery through our broadband network.

     o leverage our local web hosting and broadband network competencies in order to exploit growth in the emerging ASP market. We believe that we have an advantage in the ASP market because the combination of our strategic alliances, web-hosting competencies and broadband network allows us to provide customers with the optimal storage and delivery mechanism for their ASP requirements. Using our broadband network to carry traffic between the customer and our hosting centers, software can be accessed with the same speed and reliability as if it were housed on the customer's desktop. We are currently the only domestic local communications company participating in Microsoft's Office 2000 Online pilot program.

     PROVIDE THE HIGHEST LEVEL OF CUSTOMER CARE. We believe that customer loyalty can be developed by providing customers with the highest degree of care and attention. In order to foster customer loyalty we:

     o provide customers with live 24-hour access to our customer care professionals;

     o have developed customer-centric support systems that provides our sales and service personnel with access from a single platform to in-depth information regarding our customers' ordering and service requirements;

     o link a portion of employee compensation to the achievement of desired levels of customer satisfaction;

     o provide for early escalation of significant customer issues to a group of customer care professionals who are specially trained to resolve such issues; and

     o assign a field service manager to each customer to provide follow-up support to our sales efforts.

     ENTER INTO STRATEGIC RELATIONSHIPS. In order to accelerate the expansion of our network and enhance the breadth of the business-oriented services we offer, we have entered into strategic alliances with select industry leaders. We have established:

     o alliances for our network expansion with:

          o Lucent, which is providing us with equipment, related services and up to $2.0 billion of financing for the continued buildout of our network;

          o Williams Communications and MFN, from which we have purchased our intercity fiber strands and intracity fiber rings;

     o alliances for development and delivery of content and applications with:

          o Microsoft, which is providing us with software to offer our customers on an ASP basis and with which we are working to develop and market broadband business, e-commerce and multimedia applications and services;

          o Lucent, with which we are a resale partner for its Web-based, television-quality video conferencing applications;

          o CBS, which owns 33 1/3% of office.com, and which, in exchange for its equity position, is providing office.com with approximately $47.5 million worth of promotions and advertising over the next six years through its media properties; and

          o Wam!Net, with which we are working to develop broadband business-to-business services for vertical industries.

OUR WIRELESS LICENSES

      We hold licenses for our wireless broadband spectrum in each of the markets in the United States in which we currently operate or in which we intend to operate by the end of 2000. These licenses provide us with an average of more than 795 MHz of capacity in these markets. We also have an average of 230 MHz of capacity in 118 additional markets in the United States. In December 1999, we were granted 38 GHz licenses for incremental spectrum covering nine markets, including Baltimore, New York City, Philadelphia, and Washington, D.C.

     The following chart indicates, in order of market size (based on population in the metropolitan statistical area, or MSA, covering such market), the amount of combined 38 GHz and LMDS spectrum we hold in each of the U.S. markets where we provide service or intend to provide service by the end of 2000. We also hold spectrum licenses in other bands, including 2 GHz, 10 GHz and 18 GHz, which are not reflected below:

                                               TOTAL
                                              CAPACITY
METROPOLITAN AREA                              (MHZ)
-------------------------------------------   ----------
Los Angeles................................        600
New York City..............................      1,950
Chicago....................................        700
Boston.....................................        600
Philadelphia...............................        700
Washington, D.C............................        700
Detroit....................................        600
Houston....................................        900
Atlanta....................................        900
Riverside/San Bernardino...................        500
Dallas.....................................        800
Minneapolis................................        700
San Diego..................................        400

                                               TOTAL
                                              CAPACITY
METROPOLITAN AREA                              (MHZ)
-------------------------------------------     ------
Long Island, NY............................        700
Phoenix....................................        700
Orange County, CA..........................        600
St. Louis..................................        900
Baltimore..................................        800
Pittsburgh.................................        600
Seattle....................................        800
Oakland....................................      1,650
Cleveland..................................        500
Tampa-St. Petersburg.......................      1,000
Miami......................................      1,000
Denver.....................................        700
Newark.....................................        800

                                               TOTAL
                                              CAPACITY
METROPOLITAN AREA                              (MHZ)
-------------------------------------------     ------
Portland, OR...............................        300
Kansas City................................        600
San Francisco/Silicon Valley...............      1,650
Norfolk....................................      1,650
Cincinnati.................................        900
Fort Worth.................................      1,000
Sacramento.................................        250
San Jose...................................      1,250
Stamford...................................        400
San Antonio................................        450
Indianapolis...............................        500
Orlando....................................      1,450
Columbus...................................        200
Milwaukee..................................        600
Ft. Lauderdale.............................      1,000
Charlotte..................................        300
New Orleans................................      1,450
                                               TOTAL
                                              CAPACITY
METROPOLITAN AREA                              (MHZ)
-------------------------------------------     ------
Bergen-Passaic, NJ.........................        600
Salt Lake City.............................      1,250
Las Vegas..................................        500
Buffalo....................................        800
Greensboro.................................      1,350
Nashville..................................        400
Memphis....................................        600
Austin.....................................        400
Jacksonville...............................        400
West Palm Beach, FL........................        300
Louisville.................................        500
Fresno.....................................      1,250
White Plains, NY...........................      1,250
St. Paul...................................        700
Oakbrook, IL...............................        700
Jersey City................................        800
Modesto....................................      1,150

BUILDING ACCESS RIGHTS

     In order to connect a customer building to our network, we must first obtain access rights from the building owner or manager to allow us to install our antennas and access the phone box and the internal building wiring. During the fourth quarter of 1999, we obtained access rights to place our antennas on more than 1,500 buildings. This increased the total number of end-user buildings to which we had such rights to over 8,000 as of December 31, 1999, as compared to 4,200 such rights as of December 31, 1998. We have a dedicated team of more than 200 employees who exclusively focus on acquiring building access rights. We acquire access rights on a building-by-building basis and through agreements with owners of portfolios of buildings. To date, we have signed agreements with a number of building portfolio owners, such as Equity Office Properties, Highwood Properties, Pacific Gulf, Spieker and Tishman-Speyer.

SERVICE OFFERINGS

     In order to serve our customers' developing needs, we offer a broad, integrated package of communications products.

  Voice services

     Our broadband network and high-speed digital switches allow us to customize network configurations and solutions to meet the individual telecommunications needs of our customers. These voice services include:

     o Local, regional toll and long distance services;

     o Virtual private network, Centrex and dedicated lines; and

     o Enhanced features, including call waiting, call forwarding, and voice mail, as well as operator and directory assistance services.

  Internet and data transport services

     In addition to providing ATM, frame relay, IP and data transport services, we offer customers high-speed, always-on or dial-up Internet access. A substantial majority of our Internet and data traffic travels on our Tier 1 backbone, which connects over 60 U.S. cities and more than 135 data switches nationwide. As a Tier 1 backbone ISP, we have entered into numerous arrangements with other Internet backbone providers for the efficient exchange of Internet traffic between our networks. These arrangements are known as peering relationships. They can be maintained on a public basis, providing access to the Internet through one of the public network access points, such as MAE-east and MAE-west, or on a private basis. Private peering is the direct exchange of traffic between carriers, thereby avoiding public access points which tend to be congested and may result in packet loss and transmission delays. We access the Internet at all of the public peering points and maintain private peering relationships with industry leaders, such as GTE, Cable & Wireless, Sprint, America Online, UUNet (through our relationship with AboveNet), and AT&T and more than 110 other providers. These relationships typically allow for the free exchange of traffic between providers. Recently, companies that have previously offered free peering are establishing new, more restrictive criteria to continue these relationships. We will have to meet these more restrictive criteria to maintain our peering arrangements. Through our private and public peering relationships, we can efficiently hand off our Internet traffic to other networks while still ensuring the global access required of a premier Internet provider. We believe that the combination of our data centers, broadband capacity and peering relationships allows us to serve our customers with the highest quality web hosting, application hosting and Internet access available. Further, these relationships help to sharply reduce the costs associated with the exchange of traffic between peered networks. We also provide service to more than 200 ISP customers who, in total, serve more than one million end users. In addition to our ISP customers, we provide Internet service to businesses, government and educational institutions, cable television operators and value-added resellers.

  Web hosting

     We provide our customers with a full range of web hosting services, including shared, dedicated, collocated and fully managed web hosting. These services are provided using our wholly-owned regional and local data centers, which are located on our Internet backbone. We believe local centers are valuable to our customers, particularly those with collocated equipment, as they move both the physical storage and content associated with it closer to the end user. Thus, customers can store their web sites at our data centers and users can access these web sites at high-speeds through the connection to our backbone and our extensive public and private peering relationships.

  On-line business content and applications

     We believe that there is increasing demand among business customers for the type of rich business-to-business content that can be delivered only through broadband connections. Further, we believe that providers that package broadband access with this content will have a strategic advantage. In order to capitalize on this, we create business content and applications for delivery through our broadband network. We have entered into and continue to seek strategic relationships with industry leaders, in an effort to benefit from their expertise and lower the risk associated with the development of this content.

     These efforts recently resulted in the launch of office.com, our online business center. office.com is a destination site that enables users to interact, communicate and transact business with customers, colleagues, suppliers and competitors. It is designed to provide small and medium businesses with resources to improve the productivity of their enterprises. Through comprehensive focus group research, we have identified particular tools and content used by enterprises in more than 150 industry categories. Users also have access to extensive business information and content, as well as e-commerce and communications tools and services. office.com derives its revenues from a combination of banner advertising sales, e-commerce and pay-per-view subscription payments for industry specific information. In December 1999, Cahners In-Stat Group rated office.com the #1 online business center.

     CBS owns 33 1/3% of office.com. In exchange for its equity position, CBS is providing office.com with approximately $47.5 million of promotions and advertising over a term of six years across the full range of CBS' media properties, as well as those of its subsidiaries, including Infinity Broadcasting Corporation. We also use the sales force of CBS PLUS, the CBS cross-media sales group, in connection with the promotion and marketing of the site.

  ASP services

     An ASP is a service provider that hosts software applications on servers located in its data centers and deploys these applications across a network to a customer base. The customer accesses applications as needed on a subscription basis. In the ASP market, the customer no longer needs to purchase, own, install or maintain some or all of its applications. Forrester Research estimates that the ASP market, which has only recently begun to develop, will reach
$21.0 billion by 2001 and that the early adopters of ASP services are likely to be small and medium businesses.

     In our effort to provide small and medium businesses with a fully integrated communications offering, we have begun to offer ASP services. Our ASP services provide business customers with outsourced access to applications on a subscription basis. These applications are hosted at our data centers and are delivered to our customers using our broadband network.

     By accessing the applications they need for their businesses, such as software, through our broadband networks, customers will be able to:

     o have a choice among applications;

     o access the software at speeds equivalent to those experienced when accessing applications stored on their desktop PC or in-house network;

     o lower their costs for maintaining, supporting and upgrading their applications; and

     o satisfy their voice, data, video and applications needs from a single vendor.

     In order to provide our customers with a comprehensive set of ASP services online, we have entered into strategic alliances with select industry leaders. For example, we recently entered into a multifaceted relationship with Microsoft in order to develop a market presence in the ASP market. We are currently the only domestic local telecommunications provider selected by Microsoft for the hosting and delivery of all Microsoft applications, including Microsoft Office 2000 Online. We have also agreed with Microsoft to:

     o co-develop new bandwidth-intensive services, such as on-demand IP video conferencing, based on Microsoft software;

     o collaborate on Microsoft's BizTalk e-commerce and media streaming initiatives; and

     o market new and existing general business, e-commerce and multimedia applications services which will help small and medium businesses adopt an Internet-centered business style.

  Vertical solutions

     The limitations of the existing public infrastructure often prevent businesses from effectively collaborating and sharing work flow with their industry partners. These limitations include:

     o narrowband connections to the Internet or unsecure public networks;

     o the lack of a standardized format for the exchange of data and information; and

     o the lack of accountability for data transfers and network failures.

     We have begun to offer solutions for specific industries, such as the entertainment, publishing and education industries, where participants require the transport of data-intensive work product to their industry partners. These situations arise in cases where:

     o there is geographic dispersion of industry players;

     o the work requires a high level of interaction between multiple entities and involves high volumes of data and information exchange; and

     o timing sensitivities require the near-immediate transfer of this information.

     We work with strategic partners to integrate software, standardized information exchange protocols and broadband access, network security and accountability to create a virtual community in which industry partners can collaborate online. In connection with these efforts, we recently entered into an agreement with Wam!Net, a global digital data management services company that helps customers leverage the Internet to convert their analog workflow to digital workflow. We are working with Wam!Net to develop and market new products and services for vertical industries that have a need for high-speed broadband communications and Wam!Net's business-to-business e-services.

  Professional services

     We provide LAN and WAN systems integration and other similar services as part of our strategy to provide a full suite of complementary data services. We can provide expert support in areas such as network infrastructure design, implementation, network and desktop operating systems, web-site design and management, document management systems, groupware applications, Internet and Intranet solutions, flexible support of LAN, WAN and public networks and sourcing and procurement of equipment. Additionally, we have developed numerous strategic relationships with prominent technology providers, such as Microsoft, Cisco, Compaq, Novell, PC DOCS, Lotus and Bay Networks.

  Information and media services

     We market and distribute information and entertainment content and services both in traditional media, such as television, video, cable and radio, and through new media channels, such as the Internet. We believe that the ability to package information, entertainment and other content and services as enhanced communications services will become an increasingly important factor in the business customer's choice of communications provider. We have established our operations primarily by offering traditional media products and services which address the demand for niche and special-interest content. Our information and media services group is organized into two primary operating units. The first focuses on interactive advertising sales and the development and usage of online business information services. The second concentrates on television and home video production, distribution and licensing and radio program production, syndication and sales of radio advertising inventory.

NETWORK AND CUSTOMER SUPPORT

     We use customer-centric business and operations support systems which allow us to track orders, provisioning, billing, servicing and other information for each customer from a central database.

     Our local broadband networks are monitored 24 hours a day, seven days a week through our network operations centers, or NOCs, located in Herndon, Virginia and Seattle, Washington. These NOCs provide us with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each market. They have a wide range of network surveillance functions for each local broadband network, including the ability to remotely receive data regarding the diagnostics, status and performance of our networks. Continuous monitoring of system components by personnel at the center allows us to avoid problems and quickly react to problems when they occur. We believe that we provide network service reliability equal to or exceeding that provided by our competitors. We also maintain a separate NOC in Tysons Corner, Virginia, which performs specialized monitoring functions and serves as a back-up to our primary NOCs.

     We maintain a national customer satisfaction center in Dublin, Ohio. The facility serves our customers 24 hours a day, seven days a week. The customer satisfaction center enhances our customer care efforts by centralizing these operations. We also maintain a separate customer assistance center in Indianapolis, Indiana to serve our dial-up Internet access customers.

MARKETING AND SALES

  MARKETING

     Our marketing effort is primarily focused in three areas: in-building marketing campaigns; focused seminars; and targeted mass media advertising.

  In-building marketing campaigns

     Our in-building marketing campaigns focus the majority of our marketing dollars directly on prospective customers located in on-net buildings, where sales are the most profitable. This effort is accomplished primarily through our Project Millennium program, which incorporates the following:

     o staged promotions which feature a different service during each phase;

     o fixed amounts of featured services that are positioned as "free" and which are provided to customers when they enter into long-term contracts for purchases of bundled services; and

     o the marketing of our services primarily in on-net buildings.

     We believe that this program delivers significant value to the customer and to us. While the customer views the bundled service package as an attractive value, we also derive several benefits, including:

     o the development of a long-term relationship with the customer, providing us with recurring revenues and opportunities to sell additional services over time;

     o the ability to focus on other prospective customers located in the on-net buildings, which represents the highest margin business; and

     o the ability to phase in new product offerings in staged promotions, thereby allowing our sales, provisioning and customer support teams to become educated on each new service offering.

     We have seen dramatic results from the first two phases of Project Millennium, including increases in building penetration rates, on-net sales and on-net traffic, as well as a majority of customers opting for contracts which provide multiple services and long-term commitments.

  Focused seminars

     We offer educational seminars to senior personnel and telecommunications decision makers working in our on-net buildings. These seminars are focused on educating potential customers on the value of new and developing communications services, such as high-speed always-on Internet access and a meaningful web presence. We believe that potential customers will be more inclined to purchase our services once they understand and realize the potential value of these services.

  Mass media advertising

     We target our mass media advertising on demographic groups containing communications service decision makers to help create awareness of our brand names, such as "Winstar" and "office.com."

  SALES

     We sell our communications services primarily through two direct sales forces, one focused on small and medium businesses and the other on large accounts. We also use an independent agent channel to supplement our direct sales forces. In light of the complex needs of communications customers and the variety of service offerings in the marketplace, we have adopted a consultative selling model in which our sales and service representatives seek to serve their customers' communications requirements by working closely with customers to develop optimal solutions.

  Small and medium businesses

     Our sales organization that is dedicated to small and medium businesses includes more than 300 sales and service professionals. Our sales people are trained to sell our services by focusing on the particular needs of the small and medium business customers. Demand for our services by small and medium businesses is generally driven by:

     o price;

     o a desire to receive better service than historically provided by the incumbent local exchange carriers;

     o a need for assistance in selecting the appropriate suite of communications services for their particular needs; and

     o the efficiencies of a one-stop shop for the broad array of services we offer.

  Large accounts

     This sales force includes more than 200 sales and service professionals. We sell to large accounts through a number of channels, including:

     o sales of bundled products and services through our enhanced service provider channel. These products and services include sales of key network elements such as last-mile connectivity, long-haul fiber capacity, Internet connectivity and equipment, to developing communications carriers, such as Cignal Communications, VoCall Communications and Wam!Net. These sales transactions are particularly attractive where the customer can become a strategic partner and generate additional sales opportunities for us;

     o direct sales to large, multi-location customers, primarily through our direct sales force;

     o focused sales efforts for vertical solutions, with services and applications tailored to the special needs of a particular industry;

     o leverage of our key strategic relationships such as those with Lucent, Williams and Microsoft, including the resale of their products and services through our sales channels, access to their sales and marketing channels, and sales of services directly to those parties; and

     o sales to government organizations.

     Demand for our services by large account customers is generally driven by:

     o a desire for substantial bandwidth and the most advanced technologies;

     o speed and flexibility of deployment of services;

     o price;

     o bundled products and services and technical expertise in choosing and using products and services; and

     o a need to diversify their communications providers to insure against outages in mission-critical areas.

COMPETITION

     The communications market is intensely competitive and currently is dominated by the incumbents and the large, established long distance companies. We have not obtained significant market share in any of the areas where we offer our services. The FCC recently granted Bell Atlantic the authority to offer long distance services in New York, enhancing this provider's competitive position in that state. We expect that other incumbent providers will receive similar authority over time in the states where they operate.

     There is at least one competitor in addition to the incumbent provider in each metropolitan area covered by our fixed wireless licenses. These competitors include MCI WorldCom, AT&T, Sprint and Time Warner. We also face competition from other providers which offer, or are licensed to offer, fixed wireless services, such as NEXTLINK, Teligent, Advanced Radio Telecom, NextWave and other LMDS and 38 GHz licensees. In some instances, these service providers hold 38 GHz and/or LMDS licenses or licenses for other frequencies in geographic areas which encompass or overlap our market areas or operate on an unlicensed basis. The FCC has announced its intention to auction additional 38 GHz spectrum beginning in April 2000 as well as other spectrum thereafter. If these auctions occur, purchasers of the new licenses could become additional competitors.

     We also may face competition from cable companies, electric utilities, incumbent local service providers operating outside their current local service areas, established long distance carriers, other competitive communications providers, satellite providers and entities using new technologies. The great majority of these entities currently provide communications services primarily over fiber and copper-based networks which, relative to our fixed wireless services, enjoy substantially greater market acceptance for the carriage of communications traffic. Our information and content services compete for users with numerous established companies, such as America Online and Yahoo!, and other less established providers. Moreover, the consolidation of communications companies and the formation of strategic alliances within the communications industry, which are expected to accelerate, could give rise to significant new or stronger competitors.

     We believe that the principal competitive factors affecting our market share are:

     o variety of offered services;

     o pricing;

     o quality and reliability of service;

     o customer service;

     o direct customer contact; and

     o brand awareness.

WINSTAR INTERNATIONAL

  Market opportunity

     The rapidly growing demand for high-speed communications capabilities is a global phenomenon. Even more so than in the United States, very few of the commercial office buildings in major cities abroad are directly connected to fiber or other broadband alternatives. At the same time, many countries are beginning to open up their communications markets to competition and to make available spectrum rights which are suited to broadband communications services. Therefore, we believe there is a significant first-to-market opportunity for us to obtain spectrum rights and sell our broadband communications services in selected markets abroad. We expect to use our experience in building and operating fixed wireless broadband networks to successfully compete in these overseas markets. For these reasons, we plan to acquire spectrum, build fixed wireless local networks and sell communications services in 50 overseas markets located primarily in Europe, Asia and Latin America by the end of 2004. We are currently selling such services in 10 foreign markets.

  Strategy

     We select and prioritize our potential foreign markets based on numerous factors, including:

     o availability of appropriate spectrum, building access and backbone fiber rights;

     o demand for communications and data services; and

     o perceived pro-competitive regulatory environment.

     We conduct extensive research to assess market opportunity, including:

     o legal and regulatory analyses;

     o preparation of business and network buildout plans in consultation with Lucent, including operational, capital and financing projections; and

     o identification of potential strategic partners to provide local market expertise.

     After markets are identified for potential entry, we opportunistically pursue individual markets based upon the availability of appropriate spectrum rights. As of December 31, 1999, we had spent approximately $6.0 million to acquire spectrum rights or preferences in our first 24 foreign markets, and we will continue to acquire spectrum when available on acceptable terms. Spectrum rights for a market may be acquired in a number of ways, including:

     o grants of rights or preferences by the local government;

     o public spectrum auctions;

     o purchases from third parties; or

     o acquisitions of, or partnerships with, entities that hold spectrum rights.

     Once we have acquired the necessary spectrum in a target market, we use limited capital in an effort to match our buildout with market demand and manage risks associated with international expansion. Initially, we deploy data switches only, resulting in less capital expenditure per market relative to U.S. markets, where we generally introduce voice and data services concurrently. Further, we intend to leverage our strategic supply and financing relationship with Lucent as well as the capabilities and resources of any local joint venture partners to quickly and cost-effectively build out a fixed wireless local broadband network. We also intend to interconnect these markets to each other and to our U.S. markets using fiber, thereby creating an end-to-end owned broadband network.

     We intend to sell on-net data services, transport services, Internet access and, in some markets, non-switched voice services. By selling to customers in on-net buildings, we increase our gross margin potential and limit the amount of our upfront costs. In addition, the current prices and profit margins on sales of data services in our target international markets are substantially higher than those in the United States. Although we anticipate that prices will decrease as competition further develops in these markets, the current pricing structure is advantageous to new market entrants since it substantially offsets the expense of initially entering a market. We believe that, on a city-by-city basis, our target international markets could become profitable more quickly than our U.S. markets.

  Results

     Of the 24 foreign markets in which we have obtained spectrum rights or preferences, we have begun to offer our data services in 10. The following table lists all of the foreign markets in which we have spectrum (with the markets in which we are currently operating indicated by an asterisk):

                 EUROPE                         ASIA(3)           LATIN AMERICA
----------------------------------------  -------------------  -------------------
Amsterdam*           Manchester           Tokyo*               Buenos Aires*
Rotterdam*           Berlin               Osaka*
The Hague*           Cologne              Nagoya*
Utrecht*             Dusseldorf           Okinawa*
Brussels*            Essen                Sapporo
Leeds                Frankfurt            Kyoto
Birmingham           Hamburg
London               Antwerp
                     Ghent

------------------

(3) These markets are served by KDD Winstar, a joint venture formed by us, KDD Corporation and Sumitomo Corporation, in which we own a 35% interest.

GOVERNMENT REGULATION

     Our communications services are regulated extensively by federal, state, local and foreign governments. The Federal Communications Commission regulates our interstate and international communications services and our wireless licenses in the United States. In addition, Congress has begun to impose regulations on certain aspects of Internet-related businesses. State governments regulate our intrastate communications services, generally through their public utility commission ("PUC") or public service commission. Municipalities often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. Foreign governments regulate our services and our use of spectrum in their countries. We believe we operate our business in compliance with laws and that we possess the governmental approvals necessary to conduct our business.

  REGULATION OF OUR COMMUNICATIONS SERVICES

     Federal government regulation. As a provider of interstate and international telecommunications services, our business is regulated extensively under the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act of 1996 (the "Telecommunications Act"), and the FCC's rules and regulations thereunder. Some of the key areas of federal regulation of our business are:

     o interconnection of our network with the networks of other carriers;

     o the use of individual or unbundled network elements of other carriers;

     o reciprocal compensation;

     o access charges and universal service requirements;

     o prohibition on improper marketing activities such as slamming and cramming;

     o telephone numbering; and

     o tariffing.

     Interconnection and unbundled network elements. The Telecommunications Act requires ILECs to allow competitors such as us to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks on cost based prices which are more favorable than have been available in the past. In August 1996, the FCC adopted its "Interconnection Order," which defines the Telecommunications Act's requirements relating to interconnection and access to unbundled network elements.

     The Interconnection Order has been extensively litigated in the federal courts. In January 1999, the Supreme Court upheld many of the FCC's local competition rules as set out in the Interconnection Order. The Court:

     o upheld the FCC's pricing authority with regard to interconnection, resale of ILEC services and competitors' use of unbundled network elements;

     o upheld the FCC's "pick and choose" rules;

     o upheld the FCC's jurisdiction to require local phone companies to implement intraLATA presubscription, the process by which local telephone customers preselect a carrier for short-haul long distance calls; and

     o remanded for further consideration the FCC's rule that defines those network elements which must be unbundled by the ILECs and made available to competitors. The FCC recently ruled that ILECs must unbundle six of the seven network elements required by the original Interconnection Order, as well as additional elements not previously required.

     Notwithstanding the Interconnection Order, we typically need to negotiate each interconnection arrangement with the relevant ILEC. We are parties to interconnection agreements with ILECs in each of our voice markets. As is currently common with competitive carriers, a substantial number of our interconnection agreements with ILECs have expired or expire in the near future and must be re-negotiated. Each of these agreements provides for a holdover which continues the agreement on its current terms pending renegotiation. If the negotiation process does not result in interconnection terms that are acceptable to us, we can petition to arbitrate disputed issues or choose to "opt in" to another carrier's agreement, thereby having our interconnection relationship governed under the same terms as those agreed to by the ILEC and another carrier. With regard to unbundled ILEC network elements, we expect that a majority of our future customers will be serviced over our network, with only limited reliance on ILEC facilities. In cases where the use of ILEC facilities may be necessary, recent FCC orders limiting the restrictions and costs that ILECs may impose on collocation and mandating the availability of certain transmission line combinations for specific types of dedicated circuits are expected to reduce the costs of providing such services over time.

     Reciprocal Compensation. Reciprocal compensation is the arrangement under which local telecommunications carriers compensate each other for terminating local calls made by their customers. The Telecommunications Act requires ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of cost as through the mutual exchange of traffic without explicit payments. An issue has arisen regarding the treatment of local dial-up calls to ISPs with regard to reciprocal compensation. Because the average length of these dial-up calls is much longer than that of voice calls, the amount of traffic terminated by the ISP's carrier, which is often a CLEC, can greatly exceed that of the Internet users' carrier, which is typically the ILEC. This can represent significant revenues to the terminating CLEC. The ILECs have argued that such calls should be deemed interstate rather than local and therefore not subject to reciprocal compensation. This issue impacts the federal and state regulatory scheme and interconnection agreements.

     A substantial majority of state PUCs which have ruled on this matter have determined that dial-up ISP traffic is subject to reciprocal compensation. The FCC recently ruled that dial-up calls to ISPs are interstate in nature, and therefore subject to FCC jurisdiction, but that its decision was not intended to impact previous state PUC decisions on reciprocal compensation. This order has been appealed to the FCC and several ILECs have requested that state regulators reverse their prior rulings in this area. It is unclear how these proceedings will conclude. In light of the limited revenues we receive from reciprocal compensation for ISP traffic, we do not expect the resolution of this issue to have a material impact on us.

     Access charges and universal service. The FCC has recently issued orders reforming LEC access charges and universal service requirements. Generally, access charges are the mandatory payments that long distance carriers must pay to local carriers to originate and terminate long distance calls. A petition has been filed with the FCC requesting that long distance carriers be able to elect not to purchase switched access services offered under tariff by CLECs. This could also cause increased FCC scrutiny and regulation of CLEC interstate access rates. The FCC has initiated a proceeding to review this issue. Under the FCC's universal service order, communications service providers must pay a percentage of their endorsed revenues to a universal service fund. Carriers typically pass this cost on to their customers. There are a number of uncertainties that could impact our obligations to contribute to the fund including the classification of our services as telecommunications services or exempt information services, the size of the fund, current court challenges, reconsideration of the universal service program by the FCC or future legislation, if any.

     Improper marketing activities. Providers of communications services are coming under intensified regulatory scrutiny for marketing activities that result in alleged unauthorized switching of customers from one service provider to another. The FCC and a number of state authorities have begun adopting more stringent regulations to curtail the intentional or erroneous switching of customers, which include, among other things, the imposition of fines, penalties and possible operating restrictions on entities which engage or have engaged in unauthorized switching activities. In addition, the FCC has adopted regulations imposing procedures for verifying the switching of customers and additional remedies on behalf of carriers for unauthorized switching of their customers.

     Telephone numbering. The FCC oversees the administration and assigning of local telephone numbers, an important asset to voice carriers. The FCC has extensive regulations governing telephone numbering, area code designation and dialing procedures, among other things. It is considering adopting new rules concerning a wide array of numbering-related issues which would impose additional reporting and other obligations on the usage and availability of telephone numbers. In 1996, the FCC permitted businesses and residential customers to keep their numbers when changing local phone companies (referred to as number portability). The availability of number portability is important to competitive carriers like us since customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers. The FCC has been working with industry groups and companies, including Winstar, to address potential problems stemming from the depletion in certain markets of the pool of telephone numbers which communications companies can make available to their customers. If a sufficient amount of telephone numbers are not available to us in the market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available.

     Tariffing. As a common carrier, we are subject to federal and state regulations on the pricing of certain of our services and their general availability to the public. We need to make regular filings, known as tariffs, with the state PUCs and the FCC to provide notice to our customers of the rates, terms and conditions of our service offerings. In general, these regulations require us to offer our services in a non-discriminatory manner at just and reasonable prices. The FCC has adopted an order eliminating the obligation for interexchange carriers to file tariffs with it for domestic interstate services which order has been stayed by federal court action pending review. If the order is permitted to go into effect, carriers will no longer be able to rely on tariff filings to provide notice of the terms of the Company's services. In such event the Company intends to rely primarily on its sales force and direct marketing to provide service offering information to its customers for interexchange carrier services.

     State government regulation. Some of our services are classified as intrastate and are subject to state regulation, generally administered by the state's PUC. The nature of these regulations varies from state to state and in some cases may be more extensive than FCC regulations. In most instances, we are required to obtain certification from a state PUC before providing voice services in that state. We are certified to provide intrastate non-switched service in 42 states and the District of Columbia. We are certified to offer switched local (i.e., CLEC) services in 38 states and the District of Columbia and intrastate long distance service in more than 44 states.

     Local government regulation. Local governments have authority to regulate aspects of our communications business by, among other things, imposing zoning regulations that may be implicated in the siting of our radio antennas and franchise fees for the use of certain public property or rights of way. The scope of local authority under the Communications Act has been the subject of a number of disputes between carriers and local authorities and we anticipate the administrative proceedings and litigation relating to these disputes will continue.

     Foreign government regulation. In order to provide services in overseas markets, we need to obtain the required approvals and licenses. These typically include licenses to operate as an internal and external facilities-based communications carrier and, in our case, the right to use appropriate radio spectrum. In addition, we will need to enter into interconnection agreements with other local carriers (especially the local incumbent providers). Many foreign jurisdictions do not have clearly defined policies or programs with regard to making spectrum rights available or mandating cost-effective interconnection arrangements. It may be more difficult or take more time for us to accomplish our objectives in these markets.

  REGULATION OF OUR SPECTRUM

     The grant, renewal and administration of spectrum licenses is regulated in the United States by the FCC. Some significant areas of regulation include:

     Renewal of 38 GHz and LMDS licenses. Our 38 GHz wireless licenses expire in February 2001 and our LMDS licenses expire in August 2008. In other radio services, the FCC has historically renewed licenses as a matter of course; however, no licenses in the 38 GHz and LMDS bands have yet been up for renewal. The FCC's stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. We believe that our significant and continuing investment in the development of our national telecommunications business and infrastructure along with our ongoing operations will be sufficient to demonstrate substantial service for our licenses and that such licenses will be renewed by the FCC. However, the FCC's application of substantial service criteria cannot be predicted and we cannot assure you that all of our licenses will be renewed by the FCC. A failure by the FCC to renew our licenses in major markets could have a material adverse effect on the Company.

     Processing of pending 38 GHz license applications. The FCC is currently processing all pending 38 GHz license applications. Those with defects or which were encumbered by mutually exclusive competing applications are being dismissed. Pending petitions at the FCC seeking to protect certain dismissed applications have yet to be addressed. The FCC has indicated that it will process the clear channel portions of pending multichannel applications, including ours. Mutually exclusive channels from those applications will be dismissed.

     Proposed auction of 38 GHz spectrum. The FCC has also announced its intention to conduct an auction of unlicensed 38 GHz channels in 172 Economic Areas (EAs) and three EA-like areas. The auction is currently scheduled to commence on April 12, 2000. Incumbent licensees like us will retain our license channels within existing areas, subject to renewal.

     Proposals from satellite operators.  We operate primarily in the 38.6 to
40.0 GHz spectrum band. Several major U.S. satellite companies have made repeated proposals to the FCC to allow commercial satellite systems to operate within that allocation in the United States. In addition, in September 1999, the National Telecommunications and Information Administration ("NTIA") notified the FCC that the Department of Defense ("DOD") may wish to use the 39.5 to 40.0 GHz portion of the band for a future satellite system.

However, the FCC has designated the 38 GHz band for exclusive primary non-government use to terrestrial fixed services and has declined to propose rules which would accommodate the satellite companies' desire to develop future systems utilizing this spectrum on a shared basis. Proceedings on this matter are still pending at the FCC. If satellite transmissions were allowed in the 38 GHz band, as proposed by such the satellite companies or the DOD, their transmissions could adversely affect our operations by creating interference or causing the FCC to limit our transmissions in some way.

     Pursuant to an international agreement to which the United States is a signatory, the 38 GHz band is allocated on a co-primary basis to terrestrial fixed wireless and fixed satellite services. We are party to various international proceedings related to the use of 38 GHz and other spectrum inside and outside of the United States, including the World Radio Conference (WRC-2000), scheduled to be held in Istanbul, Turkey this spring. At WRC-2000, members of the International Telecommunications Union (ITU) will consider a resolution relating to the use of the 37.5 to 40.0 GHz bands by satellite and fixed wireless services. Once again, some satellite interests and member nations have proposed spectrum sharing, power and interference standards and other measures which, if adopted as proposed, could adversely affect our wireless operations.

  REGULATION OF RF EMISSIONS AND RF ENVIRONMENTS

     The FCC regulates the health and safety effects of radio frequency (RF) emissions by us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed 5% of the total permissible emissions limit are responsible for ensuring that the site meets applicable health and safety requirements and must notify the FCC and obtain a waiver to operate. The wireless equipment we use is designed to operate at RF emission levels well below the FCC's standard. However, if we operate in an area where other higher RF emitters are operating, we could be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits. Certain foreign jurisdictions also regulate RF emissions to various degrees. The Occupational Health and Safety Act (OSHA) requires certain RF monitoring and other measures in RF workplace environments. We believe our RF workplace policies comply with OSHA requirements.

  REGULATION OF INTERNET SERVICE PROVIDERS

     To date the FCC has treated ISPs as "enhanced service providers" exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the universal service fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services and future regulations may be imposed by state, federal or foreign governments. Also, Congress has passed a number of laws that concern the Internet, principally directed toward Internet users. Generally, these laws provide liability limitations for Internet service providers and hosting companies that do not knowingly engage in unlawful activity. We have guidelines in place to comply with this legislation and do not anticipate that compliance will have an adverse impact on us. Congress is actively considering a variety of Internet regulation bills, some of which, if signed into law, could impose obligations on us to police the Internet activities of our customers.

EMPLOYEES

     At December 31, 1999, we had approximately 3,900 employees. We are not a party to any collective bargaining agreements and have never experienced a strike or work stoppage. We consider our relations with our employees to be satisfactory.

                                  RISK FACTORS

     We face significant risks in the operation of our business. The risks described below are intended to highlight risks that are specific to us but are not the only risks that we face. Additional risks and uncertainties, including those generally affecting the economy, the industry in which we operate, the public securities markets and risks that we currently deem immaterial may ultimately impair our business.

     This report includes forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those described below and elsewhere in this Item I, under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. See "Forward-Looking Statements" under Item 7 of this report.

                        RISKS RELATING TO OUR OPERATIONS

IF WE DO NOT GROW AT THE RATE WE ANTICIPATE OR ARE UNABLE TO SUCCESSFULLY MANAGE OUR EXISTING OPERATIONS AS WE GROW, OUR OPERATIONS COULD BE DISRUPTED AND OUR FINANCIAL CONDITION COULD BE IMPAIRED.

     If we are unable to grow to the extent or as rapidly as we anticipate, or if we are not successful in managing our growth, our financial performance may not meet our expectations. Our rapid growth strategy includes numerous elements which may be difficult or costly to execute, and we may not be successful in implementing these elements. If we are not able to grow our operations at a rapid rate, the demand for our services may not increase as planned. Even if we are able to grow our operations, demand for our services may not increase, in which event we will not generate sufficient revenues to offset the increased expenditures associated with our growth, thereby having an adverse effect on our business operations and financial condition.

OUR FAILURE TO OBTAIN THE ACCESS RIGHTS NECESSARY TO BUILD OUR NETWORK AND SERVICE OUR CUSTOMERS WOULD ADVERSELY AFFECT OUR ABILITY TO EXPAND OUR BUSINESS.

     We may not be able to obtain, from building owners or managers, access rights to enough buildings to successfully build our network and provide on-net services to customers as planned. In order to build our network and access our customers, we need access to each building where our antennas will be placed. Our failure to obtain access rights at the pace necessary to meet our business plan could have an adverse affect on our business and financial condition. In addition, we may need to obtain zoning or other governmental approvals in order to place our antennas on a particular building or in a particular area. We cannot assure you that we will be able to obtain these approvals in a timely manner, or at all.

FIXED WIRELESS COMMUNICATIONS SERVICES ARE RELATIVELY NEW AND ARE NOT WIDELY USED, AND OUR FIXED WIRELESS SERVICES MAY NOT ACHIEVE WIDE MARKET ACCEPTANCE.

     Our services are relatively new and we compete with a wide variety of alternative communications solutions. Although we use various technologies to deliver our broadband services, our use of fixed wireless services to provide last-mile connectivity differentiates us from the vast majority of our competitors. Our fixed wireless services may not achieve wide market acceptance relative to the alternative technologies used by our competitors to provide last-mile broadband communications services. These include:

     o digital subscriber line, or DSL, technology which allows for high-speed transmissions over traditional copper lines;

     o cable television lines, many of which are being converted for use as a two-way communications medium;

     o fiber-optic lines; and

     o satellite-based and other wireless systems.

     The failure of our fixed wireless services to gain wide market acceptance relative to these or other technologies may render us unable to meet our operational and financial objectives and may have an adverse effect on our business operations and financial condition.

OUR FAILURE TO HIRE OR RETAIN QUALIFIED PERSONNEL COULD HURT OUR BUSINESS.

     Our business and growth require experienced marketing, technical and finance personnel, and our future success and performance is dependent, in part, upon our ability to identify, hire, train and retain such employees. In addition, there is significant competition for employees with the skills required to work in our principal businesses. Therefore, we may not be able to attract sufficient employees in the future to sustain and grow our business, and may not be successful in motivating and retaining the employees we are able to attract. Further, employees trained by us may leave and compete with us.

OUR BUSINESS AND INDUSTRY ARE SUBJECT TO EXTENSIVE REGULATIONS THAT COULD CHANGE AT ANY TIME, IMPOSE SUBSTANTIAL COMPLIANCE COSTS, AND RESTRICT OUR ABILITY TO COMPETE.

     The communications industry (including spectrum allocation and usage) is highly regulated domestically at the federal, state and local levels. It is also regulated abroad by foreign governments and their agencies. Regulations that govern our business could change at any time, which could adversely affect the way in which we do business and our ability to continue to conduct our business in the manner we have planned. We could incur substantial costs in complying with these regulations, and our failure to comply with applicable rules and regulations could result in our having to pay civil penalties or assume costly indemnification obligations or being prohibited from providing certain services or operating in certain locations. Changes in regulations could also increase competition, which may have an adverse effect on our business and results of operations.

THE MARKETS IN WHICH WE OPERATE ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT US.

     We face intense competition with regional, national and global companies in each of the markets in which we operate and may not be able to effectively compete in these markets. Many of our competitors are well-established and have larger and better developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and have, or have access to, significantly greater financial, technical and marketing resources. Many of these companies have the ability to subsidize competing services with revenues from a variety of other services. Moreover, the growing consolidation of companies and formation of strategic alliances within the communications and media industries (including the recently announced MCI WorldCom/Sprint and America Online/Time Warner mergers) could give rise to more powerful competitors. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur which would require us to increase our sales volume and to sell higher margin services in order to remain competitive. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to increased competition.

THE FAILURE OF THIRD PARTIES WITH WHOM WE DO BUSINESS TO MEET OUR REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business operations rely on services provided by other communications companies and the failure of one or more of these companies to meet our needs could have an adverse impact on our business and financial results. Some of these companies are also our competitors and, accordingly, in the future, they may be unwilling to provide us with the services we require. These companies may also decide to dedicate their resources and networks to other communications companies or to facilitate their own growth and, as a result, elect to scale back or terminate the services they provide to us. The failure of any of these third parties to perform could delay our buildout, limit the types of services we can provide to our customers and adversely impact our relationship with our customers. Any of these occurrences could have an adverse affect on our business and financial condition.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO CERTAIN RISKS WE DO NOT FACE DOMESTICALLY.

     We may not be successful in overcoming the risks related to operating in international markets. In each foreign market in which we operate, we will face risks similar to those that we face in connection with our operations in the United States as well as additional risks particular to that foreign market. The following are some of the risks inherent in doing business in foreign markets:

     o unanticipated changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

     o limitations on our flexibility in structuring our foreign investments imposed by regulatory authorities or the agreements governing our outstanding indebtedness;

     o longer payment cycles and problems in collecting accounts receivable;

     o political and economic risks;

     o translation and transaction exposure from fluctuations in exchange rates of other currencies; and

     o potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations.

NETWORK FAILURE OR DELAYS AND ERRORS IN TRANSMISSIONS EXPOSE US TO POTENTIAL LIABILITY.

     Our network will use a collection of communications equipment, software, operating protocols and proprietary applications for the high speed transportation of large quantities of data among multiple locations. Given the complexity of our network, it may be possible that data may be lost or distorted. Delays in data delivery may cause significant losses to a customer using our network. Our network may also contain undetected design faults and software bugs that, despite our testing and usage, may be discovered only at a later date. The failure of any equipment or facility on the network could result in the interruption of customer service until we effect necessary repairs or install replacement equipment. Network failures, delays and errors could also result from natural disasters, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose us to customer liability or require expensive modifications that could have a material adverse effect on our business.

                   RISKS RELATING TO OUR FINANCIAL CONDITION

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT TO CONTINUE FOR THE FORESEEABLE FUTURE AND WE MAY NEVER BECOME PROFITABLE.

     We have incurred significant and growing net losses since our inception and we expect to continue to incur substantial losses over the next several years to fund the growth of our business. Our losses may not decrease over time. Our ability to stem our losses and achieve and maintain profitability is dependent on many factors, including:

     o our ability to execute our business plan over time;

     o the general state of the communications markets;

     o competition in our markets;

     o the success of competing technologies; and

     o the general state of the financial markets.

     As a result, we cannot assure you that we will become profitable.

OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR OPERATIONS AND COMPETITIVE POSITION.

     We have a substantial amount of indebtedness and other payment obligations that could affect our business in numerous ways. Such indebtedness and obligations could, among other things:

     o limit our ability to obtain additional financing;

     o limit our flexibility in planning for, or reacting to, changes in our business and the industry;

     o place us at a competitive disadvantage relative to our competitors with less debt;

     o render us more vulnerable to general adverse economic and industry conditions; and

     o require us to dedicate a substantial portion of our cash flow to service our debt.

     We may not be able to generate enough cash flow from operations and may not be able to obtain enough capital to service our indebtedness. In addition, we may need to refinance some or all of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms, or at all.

WE AND OUR SUBSIDIARIES HAVE THE ABILITY TO INCUR SUBSTANTIALLY MORE DEBT, WHICH WOULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE.

     We intend to incur substantial amounts of additional indebtedness to further fund our business. For example, at December 31, 1999 we had approximately $1,164.2 million in available commitments under the Lucent Facility. We may also engage in other equipment financings. As we and our subsidiaries incur additional debt, the related risks discussed above would increase.

OUR FAILURE TO RAISE CAPITAL IN THE FUTURE MAY RENDER US UNABLE TO ACHIEVE OUR CURRENTLY CONTEMPLATED BUSINESS STRATEGY AND UNABLE TO FUND OUR OPERATIONS.

     We will require substantial capital to fund the expansion of our business and to fund our continuing operating losses. If we are unable to generate sufficient cash from our operations or otherwise raise capital as needed, we will be unable to pursue our current business strategy and may not be able to fund our operations.

THE INDENTURES GOVERNING OUR INDEBTEDNESS CONTAIN RESTRICTIVE COVENANTS.

     The indentures governing our indebtedness contain covenants with respect to us and most of our subsidiaries that restrict, among other things:

     o the incurrence of additional indebtedness;

     o the creation of liens;

     o the engagement in sale-leaseback transactions;

     o the payment of dividends on and redemptions of, capital stock and the redemption of certain types of indebtedness;

     o the redemption of capital stock;

     o other restricted payments including, without limitation, investments;

     o the sale of assets;

     o transactions with affiliates;

     o consolidations, mergers and transfers of all or substantially all of our assets;

     o the creation of restrictions on distributions from subsidiaries; and

     o the sale of stock of subsidiaries.

     Some of our indebtedness requires us to satisfy financial condition and operational tests. Many of these tests will become more stringent over time. Our ability to meet these tests can be affected by events beyond our control and we cannot assure you that we will meet these tests.

ITEM 2. PROPERTIES

     Our corporate headquarters currently are located in approximately
228,000 square feet of space at 685 Third Avenue in New York City. In November 1998, we signed a 15-year lease for such space, with an obligation to lease approximately 28,000 additional square feet starting in September 2000. We also currently lease approximately 100,000 additional square feet in New York City, but expect to consolidate some of this office space over the next several months. Many of our communications operations are located in approximately 300,000 square feet of space in buildings in northern Virginia. In December 1998, we signed a ten-year lease for approximately 200,000 square feet of such space in Herndon, Virginia. In August 1999, we also entered into three leases for over 700,000 square feet of additional space in Virginia. Our payment obligations under these leases are expected to commence in March 2000, October 2000 and by the end of 2001 as the construction of the properties is completed. We also lease numerous other facilities throughout the United States and in certain markets abroad, including sales offices, switch and hub locations, data centers, building roof rights, collocation facilities and our 60,000 square foot customer-care facility located in Dublin, Ohio.

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

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted on the Nasdaq National Market since June 1994 under the symbol "WCII."

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market, as adjusted to reflect the three-for-two stock split, effected as a 50% stock dividend, described in note (b) to Selected Financial Data. The quotes represent "inter-dealer" prices without adjustment for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

PERIOD ENDING                                                                                        HIGH      LOW
--------------------------------------------------------------------------------------------------   ----      ---
March 31, 1998....................................................................................    29 7/8    16 5/12
June 30, 1998.....................................................................................    31 7/12   24 5/12
September 30, 1998................................................................................    27 5/6    11 1/6
December 31, 1998.................................................................................    26         8 2/3
March 31, 1999....................................................................................    29 5/8    19 5/6
June 30, 1999.....................................................................................    39 1/3    24 2/3
September 30, 1999................................................................................    41 5/8    26 1/9
December 31, 1999.................................................................................    51 1/6    24 2/3
January 1, 2000 through March 6, 2000.............................................................    55 5/6    44 1/4

     The last sale price of the Common Stock on March 6, 2000 was $53 per share. As of March 6, 2000, the Company had 85,646,757 shares of Common Stock outstanding, held by approximately 610 shareholders of record. We believe that there are more than 26,000 beneficial holders of our Common Stock.

     The following securities were issued by the Company in unregistered transactions in the fourth quarter of 1999.

                                                                             TERMS OF
                                                             EXEMPTION     CONVERSION OR
    SECURITIES SOLD         PURCHASERS     CONSIDERATION     CLAIMED         EXERCISE        USE OF PROCEEDS
------------------------   ------------   ----------------   ---------    ---------------   ------------------
309,290 shares of Common   Various        Shares issued as        4(2)    Not Applicable    The Company did
Stock (various dates       individuals    consideration in                                  not receive cash
from 10/1/99-12/31/99)                    various                                           proceeds for these
                                          acquisitions and                                  shares.
                                          for consulting
                                          services

ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below has been derived from our audited Consolidated Financial Statements. The data has been presented to reflect the operations of Winstar Global Products, Inc., our former merchandising subsidiary, and Winstar Gateway Network, our former residential long distance subsidiary, as discontinued operations.

                                                         YEAR ENDED DECEMBER 31,                 TEN MONTHS ENDED
                                             ------------------------------------------------    DECEMBER 31,
                                               1999         1998         1997         1996           1995
                                             ---------    ---------    ---------    ---------    ----------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues:
  Communications:
     Core:
       Services...........................   $ 234,799    $ 123,692    $  22,653    $     604       $       --
       Enhanced network products..........     121,274       17,774           --           --               --
                                             ---------    ---------    ---------    ---------       ----------
          Total Core......................     356,073      141,466       22,653          604               --
       Other communications services......      27,688       49,643        7,143        3,883              130
                                             ---------    ---------    ---------    ---------       ----------
Total communications services revenues....     383,761      191,109       29,796        4,487              130
Information services revenues.............      61,876       53,338       41,354       14,650            2,648
                                             ---------    ---------    ---------    ---------       ----------
  Total operating revenues................     445,637      244,447       71,150       19,137            2,778
                                             ---------    ---------    ---------    ---------       ----------
Operating income (loss):
  Communications services.................    (313,763)    (233,797)    (147,897)     (40,731)          (4,456)
  Information services....................      (2,768)      (7,387)      (3,329)      (1,409)             217
  General corporate.......................    (135,997)     (57,225)     (27,312)     (11,373)          (3,861)
                                             ---------    ---------    ---------    ---------       ----------
     Total operating loss.................    (452,528)    (298,409)    (178,538)     (53,513)          (8,100)
Interest expense..........................    (211,744)    (156,599)     (77,257)     (36,748)          (7,186)
Interest income...........................      21,995       29,758       17,577       10,515            2,890
Other income (expenses), net (a)..........       4,000        5,500        4,719           --             (866)
                                             ---------    ---------    ---------    ---------       ----------
Loss from continuing operations...........    (638,277)    (419,750)    (233,499)     (79,746)         (13,262)
Loss from discontinued operations.........          --      (24,974)     (15,985)      (3,977)          (2,595)
                                             ---------    ---------    ---------    ---------       ----------
Net loss..................................    (638,277)    (444,724)    (249,484)     (83,723)         (15,857)
Preferred stock dividends.................     (61,490)     (42,968)      (5,879)          --               --
                                             ---------    ---------    ---------    ---------       ----------
Net loss applicable to common
  stockholders............................   $(699,767)   $(487,692)   $(255,363)   $ (83,723)      $  (15,857)
                                             ---------    ---------    ---------    ---------       ----------
                                             ---------    ---------    ---------    ---------       ----------
Basic and diluted loss per share (b):
  Loss per share from continuing
     operations...........................   $   (9.15)   $   (7.98)   $   (4.80)   $   (1.91)      $    (0.39)
  Loss per share from discontinued
     operations...........................          --        (0.43)       (0.32)       (0.09)           (0.08)
                                             ---------    ---------    ---------    ---------       ----------
Loss per share............................   $   (9.15)   $   (8.41)   $   (5.12)   $   (2.00)      $    (0.47)
                                             ---------    ---------    ---------    ---------       ----------
                                             ---------    ---------    ---------    ---------       ----------
Weighted average common shares
  outstanding (b).........................      76,478       58,022       49,874       41,867           34,155

                                                                       DECEMBER 31,
                                          -----------------------------------------------------------------------
                                             1999           1998           1997           1996           1995
                                          -----------    -----------    -----------    -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..........................   $   245,971    $   313,030    $   419,462    $   122,638    $   211,583
Property and equipment, net............     1,793,982        639,673        284,835         59,983         13,053
Total assets...........................     3,065,293      1,663,182        973,834        273,012        268,964
Current portion of long-term debt and
  capital lease obligations............       140,259         65,508          7,127         21,121          1,839
Long-term debt and capital lease
  obligations, less current portion....     2,324,382      1,445,989        789,861        275,513        239,957
Convertible redeemable preferred
  stock................................       200,000        200,000             --             --             --
Exchangeable redeemable preferred
  stock................................       231,212        201,478        175,553             --             --
Common and preferred stock and
  additional paid-in capital (b).......     1,023,113        404,568        256,126         75,726        104,823
Stockholders' equity (deficit).........      (414,102)      (449,492)      (118,392)       (49,671)        21,752

------------------

(a) The years ended December 31, 1999, 1998 and 1997 include deferred income tax benefits of $4.0 million, $5.5 million and $2.5 million, respectively.

(b) In February 2000, we declared a three-for-two stock split, effected in the form of a 50% stock dividend. The new shares were distributed on March 2, 2000, to shareholders of record as of the close of business on February 16, 2000. The selected financial data for all periods presented have been restated to reflect this stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We provide businesses with broadband services. We offer our services across our own end-to-end broadband network in 60 major markets in the United States, including each of the top 30 U.S. markets. We believe that our rapidly expanding network will enable us to offer broadband services to a majority of the companies comprising the business communications market in the United States. This market is projected to grow from $178.0 billion in 1999 to approximately $360.0 billion by 2009. We also offer services in 10 overseas markets, including Amsterdam, Brussels, Buenos Aires and Tokyo.

REVENUES

     We classify broadband communications revenues into two categories: core services and other communications services.

     Core revenues primarily include revenues derived from: local and long distance voice services; Internet connectivity, capacity and equipment sales; data transmission services; web hosting, web design and development; and professional and enhanced services including network design and implementation, equipment selection, procurement and installation.

     Other communications services revenues are those derived from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our fixed wireless services.

     We also develop and distribute information content and provide related services through traditional media, such as television, video, cable and radio, and over the Internet. We classify these products and services as information services, even though they are increasingly related to our core services.

     The following discussion excludes the results of discontinued operations, and reflects the impact of the three-for-two stock split effective March 2, 2000.

REVENUE DRIVERS

     The principal factors that drive our revenues are set forth below:

  Core Services

     Revenues from local and long distance voice services are driven primarily by the number of customer lines installed and in service. Customers are generally billed a flat monthly fee and/or a per-minute usage charge. Data services are generally billed at a flat monthly rate for capacity ordered. E-commerce and advertising revenues are billed when the ad runs or the transaction occurs. Professional services such as network design, network integration, installation and maintenance are billed on a project or a time and materials basis. Revenues from our enhanced service provider channel include sales of network capacity under long-term indefeasible rights of use to our long-haul or local networks, as well as the sale of private network services. This revenue channel also includes sales of network design, collocation services and equipment used to provide our core communication services, which are billed when the service is performed or the equipment is shipped. Sales of network capacity and sales of equipment from our enhanced service provider channel are generally classified as enhanced network products revenue. Core communication revenue growth depends upon our addition of new customers in existing markets, our sale of bundled services, our expansion into new markets and our introduction of new services. We expect our core revenues to increase as we expand our network and as we add more services to it.

  Other Communications Services

     Other communications services consist principally of long distance services provided to an acquired customer base in markets where we do not currently market or expect to market our communications services in the near term. We expect these revenues to decline over time through normal loss, or churn, of this customer base.

  Information Services

     Information services revenues are generated principally by: (1) sales of traditional media content and related services to customers such as cable networks and radio stations; (2) sales to new media distribution channels, such as online services; (3) advertising sales; and (4) the bundling of content with our communications services. These revenues also are driven by the amount and quality of our available program rights during each quarter and experience some seasonality of sales, which affect quarter-to-quarter comparability.

COST OF REVENUE

     Costs are classified with the revenue stream to which they are related. The principal factors that influence our costs are described below:

  Core Services

     Costs associated with our core communications services include significant up-front capital expenditures for development of the infrastructure required to provide facilities-based local exchange, long distance and data services. These include expenditures relating to the purchase and installation of switching and hosting equipment, radios, customer premises equipment and related site acquisition and installation costs, and intracity backbone facilities. In addition, we incur start-up costs that are not capitalized, including some costs of engineering, sales office and service personnel and the cost to lease or otherwise use the network facilities of other providers. Often when we commence operations in a city, our cost of revenue percentage is greater as fixed costs are spread over less traffic. Margins can subsequently improve as: (1) traffic increases and our fixed network costs are spread over a larger customer base; and (2) we increase the total percentage of traffic carried on our networks, which we refer to as on-net traffic, because on-net traffic results in higher operating margins than traffic carried on the facilities of other companies.

  Other Communications Services

     Costs associated with other communications services are primarily incurred through the resale of other carriers' long distance facilities. If this traffic is migrated to our own long distance network when available, such costs will decrease.

  Information Services

     Our information services businesses have production, distribution and administrative costs. Production costs for video products include those related to producing original products and licensing third-party products for distribution. These costs are capitalized as incurred and expensed as productions are completed and distributed. Overhead costs related to the production of video products are also capitalized, allocated to productions in progress and subsequently expensed as such products are completed and distributed. The distribution and advertising divisions incur royalty costs payable to third-party producers and selling costs, both of which vary directly with sales of acquired product, as well as administrative costs and personnel-related costs, which are primarily fixed in nature and are expensed as incurred. Other media production costs are expensed as incurred.

RESULTS OF OPERATIONS

     Revenues from our operating business lines are as follows (in millions):

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                         -------------------------
                                                                                          1999      1998     1997
                                                                                         ------    ------    -----
Communications revenue:
  Core services.......................................................................   $234.8    $123.7    $22.7
  Enhanced network products...........................................................    121.3      17.8       --
                                                                                         ------    ------    -----
     Total core revenues..............................................................    356.1     141.5     22.7
  Other communications services.......................................................     27.7      49.6      7.1
                                                                                         ------    ------    -----
Total communications revenues.........................................................    383.8     191.1     29.8
Information services revenues.........................................................     61.8      53.3     41.4
                                                                                         ------    ------    -----
  Total operating revenues............................................................   $445.6    $244.4    $71.2
                                                                                         ------    ------    -----
                                                                                         ------    ------    -----

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

     Total revenues increased by $201.2 million, or 82.3%, to $445.6 million for the year ended December 31, 1999, from $244.4 million for the year ended December 31, 1998. This increase was attributable to the growth in our core operations.

  Core Revenues

     Revenues from core services and enhanced network products increased by $214.6, or 151.7%, to $356.1 million for the year ended December 31, 1999, from $141.5 million for the year ended December 31, 1998. The revenue growth was primarily attributable to continued customer growth driven by growth in existing markets, the increase of domestic markets from 30 to 45, and the expansion of our broadband data application services and enhanced service provider offerings, which include our provision of end-to-end products and services to our customers. These include Internet connectivity, data transport, network assets and network integration services. The total number of our customers increased to approximately 23,300 businesses at December 31, 1999.

     In 1998, we primarily sold voice services to small and medium businesses. We continue to experience significant success selling these services to this customer base, as evidenced by increasing revenue from this group of customers, the increase in the total number of our customers and in the percentage of our customers who purchase more than one service. Moreover, the average revenue we derive from each customer has continued to increase and we have been successful penetrating buildings on our network.

     We have also been successful selling data and voice-related products and services to both small and medium businesses and to larger accounts. We attribute this success to the continued growth of our network through the installation of additional local bandwidth, data and voice switching infrastructure and the addition of our local-and long-haul fiber. We have begun to realize increased revenue especially from the sale of these data-related products and services, including end-to-end broadband connectivity, equipment and network deployment solutions to our larger customers.

     We are also continuing to see an increasing demand for data related enhanced communications solutions, and since the end of 1998 have sold such services to many large account customers, including communications industry customers such as AboveNet Communications, Cignal Global Communications, Lucent Technologies, Mindspring Enterprises, VoCall Communications, Wam!Net Inc. and Williams Communications.

  Other Communications Services Revenues

     As anticipated, revenues from other communications services decreased by $22.0 million, or 44.2%, to $27.7 million for the year ended December 31, 1999, as compared to $49.6 million for the year ended December 31, 1998. The decrease resulted primarily from churn of our acquired long-distance customer base, which is not in markets that we serve.

  Information Services Revenues

     Revenues from information services increased by $8.5 million, or 16.0%, to $61.8 million for the year ended December 31, 1999, from $53.3 million for the year ended December 31, 1998. This increase was due primarily to growth in interactive service revenue and improved radio advertising sales resulting from expanded programming offerings.

     Traditional media revenues increased by $3.0 million, or 6.1%, to $51.9 million for the year ended December 31, 1999, from $48.9 million for the year ended December 31, 1998. Interactive service revenues were $11.3 million for the year ended December 31, 1999 as compared to $4.4 million for the year ended December 31, 1998.

COST OF SERVICES AND PRODUCTS

     Cost of services and products increased by $111.5 million, or 54.5%, to $316.3 million for the year ended December 31, 1999, from $204.7 million for the year ended December 31, 1998. As a percentage of revenues, cost of services and products for the year ended December 31, 1999 was 71.0%, compared with 83.8% for the year ended December 31, 1998. The decrease in the cost of revenue percentage is the result of increased volumes and larger percentages of traffic being provisioned on our local and long haul networks. Cost of revenue for enhanced network products was $78.3 million, or 64.6% of corresponding revenue for the year ended December 31, 1999, compared with $13.3 million, or 74.8% of corresponding revenue for the year ended December 31, 1998. The decrease in the cost of revenue percentage is the result of an increase in higher margin sales of network capacity in 1999. Cost of information services revenue was $41.5 million, or 67.0%, of corresponding revenue for the year ended December 31, 1999, compared with $35.8 million, or 67.2% of corresponding revenue for the year ended December 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense increased by $163.5 million, or 62.1%, to $426.7 million for the year ended December 31, 1999, from $263.2 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses declined from 107.7% for the year ended December 31, 1998 to 95.7% for the year ended December 31, 1999. We continued to hire sales, marketing, network and related support personnel in connection with the expansion of our core markets. We had approximately 3,900 employees at December 31, 1999, as compared with 2,800 employees at December 31, 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased by $80.3 million, or 107.1%, to $155.2 million for the year ended December 31, 1999, from $75.0 million for the year ended December 31, 1998, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses.

OPERATING LOSS

     For the reasons noted above, the operating loss for the year ended December 31, 1999 was $452.5 million, compared with an operating loss of $298.4 million for the year ended December 31, 1998.

INTEREST EXPENSE

     Interest expense increased by $55.1 million, or 35.2%, for the year ended December 31, 1999, to $211.7 million, from $156.6 million for the year ended December 31, 1998. This increase was principally attributable to the issuance of $450.0 million of debt in the first quarter of 1998, aggregate borrowings of $835.8 million under the Lucent Facility and capital lease obligations of $337.7 million under our agreements with Williams, offset, in part, by the conversion of $122.1 million of our 14% Convertible Senior Subordinated Discount Notes into approximately 8.9 million shares of common stock in June 1999. Of the $211.7 million of interest expense incurred for the year ended December 31, 1999, $140.5 million represented amortization of deferred financing costs and other non-cash interest charges.

INTEREST INCOME

     Interest income decreased by $7.8 million, or 26.1%, to $22.0 million for the year ended December 31, 1999, from $29.8 million for the year ended December 31, 1998. The decrease resulted from lower average balances in cash, cash equivalents and short-term investments.

LOSS FROM CONTINUING OPERATIONS BEFORE PREFERRED STOCK DIVIDENDS

     For the reasons noted above, we reported a loss from continuing operations before preferred stock dividends of $638.3 million for the year ended
December 31, 1999, compared to a loss from continuing operations before preferred stock dividends of $419.8 million for the year ended December 31, 1998.

PREFERRED STOCK DIVIDENDS

     For the year ended December 31, 1999, we incurred dividend obligations of $61.5 million relative to our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series F Preferred Stock, none of which were paid in cash. For the year ended December 31, 1998, such obligations amounted to $43.0 million. The increase is primarily due to the issuance of 4,000,000 shares of Series D Preferred Stock in March 1998 and the issuance of 300,000 shares of Series F Preferred Stock in June 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

     Revenues increased by $173.3 million, or 243.6%, to $244.4 million for the year ended December 31, 1998, from $71.2 million for the year ended December 31, 1997. This increase was primarily attributable to the growth in revenues generated by our core operations.

  Core Revenues

     Revenues from core operations increased by $118.8 million, or 524.5%, to $141.5 million for the year ended December 31, 1998, from $22.7 million for the year ended December 31, 1997. The revenue growth was primarily attributable to our existing customer base, continued national sales and installation of local, long distance and Internet services to small and medium size business customers, the geographic and other expansion of sales, network and business operations, along with the rapidly expanding broadband and large accounts business units and certain acquisitions.

  Other Communications Services Revenues

     Revenues from other communications services, which consists primarily of certain long distance voice services (other than sales attributable to national accounts) increased by $42.5 million, or 595.0%, to $49.6 million for the year ended December 31, 1998, from $7.1 million for the year ended December 31, 1997. This increase resulted primarily from sales attributable to former long distance operations which were acquired from a third party. We expect a gradual attrition of this long distance revenue over subsequent periods.

  Information Services Revenue

     Revenues from information services increased by $12.0 million, or 29.0%, to $53.3 million for the year ended December 31, 1998, from $41.4 million, for the year ended December 31, 1997, due primarily to strong Internet and other advertising revenues.

COST OF SERVICES AND PRODUCTS

     Cost of services and products increased by $130.8 million, or 177.1%, to $204.7 million for the year ended December 31, 1998, from $73.9 million for the year ended December 31, 1997. As a percentage of revenues, cost of services and products was 83.8% for the year ended December 31, 1998 compared to 103.9% for the year ended December 31, 1997. This decrease in the cost of revenue percentage is the result of increased sales volumes, larger percentages of traffic being provisioned over our network, substantial supplier cost adjustments and/or credits for volume or performance and control over internal costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense increased by $112.5 million, or 74.6%, to $263.2 million for the year ended December 31, 1998, from $150.7 million for the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses declined from 211.8% for the year ended December 31, 1997 to 107.7% for the year ended December 31, 1998. We continued to hire sales, marketing and related support personnel in connection with the expansion of our target markets. We had approximately 2,800 employees at December 31, 1998 and approximately 1,479 at December 31, 1997.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased by $49.9 million, or 198.6%, to $75.0 million for the year ended December 31, 1998, from $25.1 million for the year ended December 31, 1997, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses.

OPERATING LOSS

     For the reasons noted above, the operating loss was $298.4 million for the year ended December 31, 1998, compared with an operating loss of $178.5 million for the year ended December 31, 1997.

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

PREFERRED STOCK DIVIDENDS

     In 1997, we incurred dividends of $5.9 million on our placements of Series A Preferred Stock and Series C Preferred Stock, of which $5.3 million were paid in kind.

     For the year ended December 31, 1998, we recognized dividends of $43.0 million on our placements of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, of which $6.0 million were paid in kind.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

     For the reasons noted above, we reported a net loss applicable to common stockholders of $487.7 million for the year ended December 31, 1998, compared to a net loss applicable to common stockholders of $255.4 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had $246.0 million of cash, cash equivalents and short-term investments. During 1999, net cash provided by financing activities was $864.4 million. These financing activities included:

     o our sale in February 1999 of 6.3 million shares of our common stock at $27.83 per share for net proceeds of approximately $167.5 million;

     o our sale in June 1999 of 300,000 shares of our Series F Preferred Stock for net proceeds of $290.8 million;

     o our borrowing during the year ended December 31, 1999 of approximately $758.3 million under the Lucent Facility;

     o our consummation in June 1999 of a $35.0 million accounts receivable securitization financing. As of December 31, 1999, we had $9.0 million of indebtedness outstanding under this financing.

     During 1999, we also received $173.4 million from Williams Communications in connection with the delivery of 114 hub sites and maintenance services under an agreement signed in December 1998. Under this agreement with Williams, we expect to receive an additional $231.1 million over the next 18 months as hubs are delivered, and at least $41.0 million through 2008 for maintenance services we will provide over the term of the agreement.

     In February 2000, we sold 900,000 shares of our Series G Preferred Stock for an aggregate purchase price of $900.0 million to Credit Suisse First Boston Equity Partners, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., Microsoft Corporation, Cascade Investments and certain affiliated purchasers. Net proceeds from this transaction were approximately $888.0 million.

     During the year ended December 31, 1999, we used $275.6 million of cash in operating activities. Net cash used by operating activities is primarily due to losses from continuing operations and changes in working capital items, offset by non-cash interest expense and depreciation and amortization.

     Cash used to fund negative EBITDA during the year ended December 31, 1999 was approximately $297.3 million. EBITDA represents losses from continuing operations before interest, income taxes, depreciation and amortization and other income (expense) and is commonly used in our industry to measure cash flows and liquidity. EBITDA is not intended to represent results of operations or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies.

     Cash used in investing activities was $703.8 million during the year ended December 31, 1999. Cash used in investing activities for the year ended
December 31, 1999 primarily consists of cash used to purchase property and equipment of $612.1 million and cash used to purchase short-term investments of $47.1 million. We also took delivery of certain dark fiber assets, as well as certain specified fixed circuits, from Williams which extended our long haul communications network, thus increasing capitalized lease obligations by $293.1 million. We expect to pay Williams an additional
$359.4 million over the next six years for dark fiber, long-haul transport services and other network services. During October 1999, we entered into a second agreement with MFN to obtain dark fiber capacity in 38 major markets in the United States and in certain markets outside the U.S. We will pay approximately $300.0 million over 20 years under this agreement. Purchases of property and equipment during the year ended December 31, 1999 were approximately $1,283.0 million, of which $1,103.6 million were financed collectively through the Lucent Facility and our arrangements with Williams and various other equipment vendors.

     We have incurred significant operating and net losses, due in large part to the development of our network and the growth of our sales and marketing organization. We anticipate that such losses will continue over the near term as we execute our growth strategy. We are in the process of ordering and installing switches, optronics equipment, radios and other network equipment to be placed in our key markets. Historically, we have funded our operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities.

     To capitalize on opportunities in our industries, we are pursuing a rapid expansion of services offered to our current 60 U.S. markets. We are also planning to offer our services in up to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures of approximately $1.0 billion this year as well as anticipated operating losses. We have the ability to moderate our capital spending and operating losses to some extent by varying the pace of our growth, including the number of markets in which we build network and offer services, and by determining how many buildings we enter in each market. In the event that we slow the speed or narrow the focus of our business plan, we would expect to reduce our capital requirements and operating losses.

     We anticipate, based on our business plan and certain assumptions (including consummation of the proposed private placement, tender and exchange transactions, full availability of the undrawn $1.2 billion of the Lucent Facility and $1.0 billion under the proposed credit facilities), that the net proceeds from the proposed private placement, together with our existing financial resources, will be sufficient to fund our planned operations and capital requirements. We may be required to seek additional sources of capital if: our operating assumptions change or prove to be inaccurate; we are unable to draw the full amount of the undrawn commitment under the Lucent Facility; we do not consummate the proposed private placement; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly than currently anticipated. We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

PROPOSED DEBT TRANSACTIONS

     In March 2000, we initiated a series of transactions relating to our outstanding notes and one series of our preferred stock. These transactions include an institutional private placement of $2.0 billion of new unsecured senior notes, a portion of which will be used for the exchange offers described below; a tender offer to purchase for cash all of our outstanding senior notes which have an aggregate principal or accreted amount of approximately $660.0 million; an offer to exchange new senior notes for all of our outstanding subordinated notes which have an aggregate principal or accreted amount of approximately $640.0 million; and a proposed agreement to exchange for new senior notes, a substantial majority of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock Due 2007, which has a current liquidation preference of approximately $230.0 million.

     We intend to use the net cash proceeds of the private placement and the proposed credit facility to fund the tender offer described above and for general corporate purposes. The above transactions, if consummated, would provide us with estimated excess proceeds of approximately $250.0 million.

     The consummation of each of these transactions is conditioned on the consummation of the others.

     In addition, we have obtained a commitment from a group of commercial banks for a $1.0 billion senior secured credit facility, the closing of which is subject to certain amendments to the Lucent Facility and other customary conditions.

YEAR 2000 COMPLIANCE

     The Year 2000 problem is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations that could result in service or other interruptions. To date, we have not experienced any significant Year 2000 problems. Testing and compliance monitoring as part of the Winstar Year 2000 program will continue into 2000 to ensure proper operations and that system changes and additions are Year 2000 compliant, and to support the growth and development of our network.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after September 15, 2000. We currently do not use derivative instruments as defined by SFAS No. 133. If we continue to not use these derivative instruments by the effective date of SFAS No. 133, the adoption of this statement will have no effect on our results of operations or our financial position.

                           FORWARD LOOKING STATEMENTS

     This report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained under Item 1, "Business", under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations; changes in technology and the development of new technology; foreign currency fluctuations; reductions in sales to any significant customers; changes in sales mix; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. Our risks are more specifically described under Item 1, "Business" section of this report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, redeemable preferred stock and long-term debt obligations. We do not use derivative instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our redeemable preferred stock and long-term obligations primarily consist of fixed rate instruments, and accordingly, would not be impacted by changes in interest rates. Amounts borrowed under the Lucent Facility and the accounts receivable securitization financing arrangement bear interest at the LIBOR rate plus applicable margins. Therefore, the interest rate on these facilities will fluctuate as the LIBOR rate fluctuates. We primarily enter into debt obligations to support the construction of our network and working capital needs.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio, redeemable preferred stock and debt obligations. All investments mature, by policy, in twelve months or less.

                                                                                                     FAIR VALUE AT
                       2000      2001     2002       2003        2004      THEREAFTER     TOTAL      DECEMBER 31, 1999
                     --------   ------   -------   --------   ----------   ----------   ----------   -----------------
                                                      (IN THOUSANDS)
ASSETS
Cash equivalents
  Fixed rate.......  $ 93,331   $   --   $    --   $     --   $       --   $       --   $   93,331      $    93,331
  Average interest
    rate...........       5.7%                                                                 5.7%
Short-term
  investments
  Fixed rate.......   152,640       --        --         --           --           --      152,640          152,640
  Average interest
    rate...........       5.8%                                                                 5.8%
Total investment
  securities.......   245,971       --        --         --           --           --      245,971          245,971
  Average interest
    rate...........       5.8%                                                                 5.8%
LONG-TERM DEBT
  Fixed rate.......     5,012    3,134     2,387        992      250,993    1,051,473    1,313,991        1,452,256
  Average interest
    rate...........       8.7%     9.3%      9.7%       9.4%        12.4%        12.6%        12.6%
  Variable rate....    13,500       --    41,923    178,006      208,951      406,923      849,303          849,303
  Average interest
    rate...........       8.4%      --       9.5%       9.5%         9.5%         9.5%         9.5%
REDEEMABLE
  PREFERRED STOCK
  Fixed rate.......        --       --        --         --           --      431,212      431,212          525,520
  Average interest
    rate...........                                                              10.9%        10.9%

  EQUITY PRICE RISK

     We do not have any significant investments in marketable equity securities. From time to time, we may consider acquiring equity securities for investment or strategic purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 28, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-18 (No. 33-37024))
  3.2     --   Amendment to Certificate of Incorporation of the Company effecting name change from "Robern Apparel,
               Inc." to "Robern Industries, Inc." (Incorporated by reference to Exhibit 3. l(b) to the Company's
               Registration Statement on Form S-4 (No. 33-52716))
  3.3     --   Second Amendment to Certificate of Incorporation of the Company effecting name change from "Robern
               Industries, Inc." to "Winstar Communications, Inc." (Incorporated by reference to Exhibit 3. l(b) to the Company's Registration Statement on Form S-1 (No. 33-43915))
  3.4     --   Certificate of Designations, Preferences and Rights of Series A Preferred Stock (Incorporated by
               reference to Exhibit 3.7 to the Company's Current Report on Form 8-K filed February 14, 1997)
  3.5     --   Certificate of Designations, Preferences and Rights of Series B Preferred Stock (Incorporated by
               reference to Exhibit 4 to the Company's Current Report on Form 8-K filed July 2, 1997)
  3.6     --   Certificate of Designations, Preferences and Rights of Series C Preferred Stock (Incorporated by
               reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 24, 1997)
  3.7     --   Certificate of Designations, Preferences and Rights of Series D Preferred Stock (Incorporated by
               reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 30, 1998)
  3.8     --   Certificate of Designations, Preferences and Rights of Series E Preferred Stock (Incorporated by
               reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K filed March 31, 1999)
  3.9     --   Certificates of Designations, Preferences and Rights of Series F Preferred Stock (Incorporated by
               reference to Exhibit 3 to the Company's Current Report on Form 8-K filed June 24, 1999)
  3.10    --   Certificate of Designations Preferences and Rights of Series G Preferred Stock (Incorporated by
               reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 3, 2000)
  3.11    --   By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.2 to the Company's
               Registration Statement on Form S-18 (No. 33-37024) and Exhibit 3.2 to the Company's Quarterly Report
               on Form 10-Q filed August 14, 1996)
  4.1     --   10% Senior Subordinated Notes Indenture, including form of Note, dated as of March 15, 1998
               (Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8- K filed
               March 30, 1998)
  4.2     --   11% Senior Subordinated Deferred Interest Notes Indenture, including form of Note, dated as of
               March 15, 1998 (Incorporated by reference to Exhibit 4.7 to the Company's Current Report on
               Form 8-K, filed March 30, 1998)

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  4.3     --   15% Senior Subordinated Deferred Interest Notes Indenture, including form of Note, dated as of
               October 1, 1997 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on
               Form 8-K filed October 29, 1997)
  4.4     --   12- 1/2% Guaranteed Senior Secured Notes Indenture, including form of Note, dated as of August 8,
               1997 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed
               August 8, 1997)
  4.5     --   14- 1/2% Senior Deferred Interest Notes Indenture, including form of Note of Winstar Equipment Corp.
               II, dated as of March 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company's Current
               Report on Form 8-K, filed August 8, 1997)
  4.6     --   12- 1/2% Guaranteed Senior Secured Notes Indenture of Winstar Equipment Corp., including form of
               Note, dated as of March 1, 1997 (Incorporated by reference to Exhibit 10.3 to the Company's Current
               Report on Form 8-K, filed March 18, 1997).
  4.7     --   14% Senior Notes Indenture, including form of Note, dated as of October 23, 1995 (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed October 23, 1995)
  4.8     --   Rights Agreement dated as of July 2, 1997 between the Company and the Rights Agent (Incorporated by reference to Exhibit 4 to the Form 8-A filed as of July 2, 1997)
  4.9     --   Amendment to the Rights Agreement dated as of June 3, 1999 between the Company and the Rights Agent
               (Incorporated by reference to Exhibit 4.2 to the Form 8-A/A filed on June 3, 1999)
  4.10    --   Second Amendment to the Rights Agreement dated as of July 15, 1999 between the Company and the Rights
               Agent (Incorporated by reference to Exhibit 4.3 to the Form 8-A/A filed on July 16, 1999)
  4.11    --   Third Amendment to the Rights Agreement dated as of February 1, 2000 between the Company and the
               Rights Agent (Incorporated by reference to Exhibit 4.4 to the Form 8-A/A, filed on February 11,
               2000)
 10.1     --   1992 Performance Equity Plan (Incorporated by reference to Exhibit 10.53 to the Company's
               Registration Statement on Form S-18 (No. 33-37024))
 10.2     --   1995 Performance Equity Plan (Incorporated by reference from Exhibit 4.1 to the Company's
               Registration Statement on Form S-8 (No. 333-31057))
 10.3     --   Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Company's
               Definitive Proxy Statement dated May 8, 1998)
 10.4     --   Employment Agreement between the Company and William J. Rouhana, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 1998)
 10.5     --   Employment Agreement between the Company and Nathan Kantor (Incorporated by reference to the
               Company's Annual Report on Form 10-K, filed March 31, 1999)
 10.6     --   Form of Executive Severance Agreement entered into between the Company and certain officers and other senior executives (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1998)
 10.7     --   Credit Agreement, dated as of October 21, 1998, among Winstar Network Expansion, LLC, the Company, the Lenders, State Street Bank and Trust Company, and Lucent Technologies, Inc. (Incorporated by
               reference to Exhibit 1 to the Company's Current Report on Form 8-K, filed November 16, 1998, as amended by the Company's Current Report on Form 8-K/A filed February 3, 1999)
 10.8     --   Supply Agreement, dated as of October 21, 1998, between the Company and Lucent Technologies, Inc.
               (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed
               November 16, 1998, as amended by the Company's Current Report on Form 8-K/A filed February 3, 1999)

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.9     --   IRU Agreement between Winstar Wireless, Inc. and Williams Communications, Inc., dated December 17,
               1998 (long haul) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on
               Form 8-K filed January 11, 1999, as amended by the Company's Current Report on Form 8-K/A filed
               February 3, 1999)
 10.10    --   Wireless Fiber IRU Agreement by and between Winstar Wireless, Inc. and Williams Communications, Inc.
               effective as of December 17, 1998 (Incorporated by reference to Exhibit 10.2 to the Company's Current
               Report on Form 8-K filed January 11, 1999, as amended by the Company's Current Report on Form 8-K/A filed February 3, 1999)
 10.11    --   Fiber Optic Private Network Agreement, dated September 30, 1999, between Winstar Wireless, Inc. and
               Metromedia Fiber Network Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's
               Current Report on Form 8-K, filed November 15, 1999)
 21.1     --   List of Subsidiaries (filed herewith)
 23.1     --   Consent of Grant Thornton LLP (filed herewith)
 27       --   Financial Data Schedule (filed electronically only)

     (b) Current Report on Form 8-K, dated December 15, 1999, filed on
         January 3, 2000 (reporting on items 5 and 7(c)), Current Report on
         Form 8-K, dated February 1, 2000, filed on February 11, 2000 (reporting on items 5 and 7(c)) and Current Report on Form 8-K, dated
         February 14, 2000, filed on March 7, 2000 (reporting on items 5 and
         7(c))

     (c) Exhibits required by Section 601 of Regulation S-K (see (a) above)

     (d) Financial Statement Schedule

        Schedule II       Valuation and Qualifying Accounts

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 10TH DAY OF MARCH, 2000.

                                          WINSTAR COMMUNICATIONS, INC.

                                          By:     /s/ WILLIAM J. ROUHANA, JR.
                                              ----------------------------------
                                                   William J. Rouhana, Jr.
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                        TITLE                             DATE
------------------------------------------  -----------------------------------------------   ---------------

       /s/ WILLIAM J. ROUHANA, JR.          Chairman of the Board Chief Executive              March 10, 2000
------------------------------------------  Officer and Director (Principal Executive
         William J. Rouhana, Jr.            Officer)

            /s/ NATHAN KANTOR               President, Chief Operating Officer and             March 10, 2000
------------------------------------------  Director
              Nathan Kantor

          /s/ TIMOTHY R. GRAHAM             Executive Vice President, Secretary and            March 10, 2000
------------------------------------------  Director
            Timothy R. Graham

           /s/ STEVEN B. MAGYAR             Director                                           March 10, 2000
------------------------------------------
             Steven B. Magyar

       /s/ WILLIAM J. VANDEN HEUVEL         Director                                           March 10, 2000
------------------------------------------
         William J. vanden Heuvel

            /s/ BERT WASSERMAN              Director                                           March 10, 2000
------------------------------------------
              Bert Wasserman

            /s/ JAMES I. CASH               Director                                           March 10, 2000
------------------------------------------
              James I. Cash

          /s/ HARTLEY R. ROGERS             Director                                           March 10, 2000
------------------------------------------
            Hartley R. Rogers

          /s/ LAWRENCE B. SORREL            Director                                           March 10, 2000
------------------------------------------
            Lawrence B. Sorrel

            /s/ RICHARD J. UHL              Group Executive and Chief Financial                March 10, 2000
------------------------------------------  Officer (Principal Financial Officer)
              Richard J. Uhl

           /s/ JOSEPH P. DWYER              Senior Vice President--Finance (Principal          March 10, 2000
------------------------------------------  Accounting Officer)
             Joseph P. Dwyer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Certified Public Accountants.........................................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................    F-3

Consolidated Statements of Operations, Years Ended December 31, 1999, 1998 and 1997........................    F-4

Consolidated Statements of Stockholders' Deficit, Years Ended December 31, 1999,
  1998 and 1997............................................................................................    F-5

Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998 and 1997........................    F-8

Notes to Consolidated Financial Statements.................................................................    F-9

Report of Independent Certified Public Accountants on Schedule.............................................   F-30

Schedule II--Valuation and Qualifying Accounts, Years Ended December 31, 1999,
  1998 and 1997............................................................................................   F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Winstar Communications, Inc.

We have audited the accompanying consolidated balance sheets of Winstar Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winstar Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP

New York, New York
February 10, 2000

                          WINSTAR COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1999          1998
                                                                                          ----------    ----------
                                        ASSETS
Current assets
  Cash and cash equivalents............................................................   $   93,331    $  208,257
  Short term investments...............................................................      152,640       104,773
                                                                                          ----------    ----------
    Cash, cash equivalents and short term investments..................................      245,971       313,030
  Accounts receivable, net of allowance for doubtful accounts of $15,897 and $12,869,
    respectively.......................................................................      139,725        70,939
  Inventories..........................................................................       18,194        14,880
  Prepaid expenses and other current assets............................................       86,930        28,402
                                                                                          ----------    ----------
    Total current assets...............................................................      490,820       427,251
Investments in marketable equity securities............................................       80,267        26,400
Property and equipment, net............................................................    1,793,982       639,673
Licenses, net..........................................................................      317,386       310,649
Other intangible assets, net...........................................................      193,399       178,050
Deferred financing costs, net..........................................................       54,759        53,308
Other assets...........................................................................      134,680        27,851
                                                                                          ----------    ----------
    Total assets.......................................................................   $3,065,293    $1,663,182
                                                                                          ----------    ----------
                                                                                          ----------    ----------

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt....................................................   $   18,512    $    6,487
  Current portion of capitalized lease obligations.....................................      121,747        59,021
  Accounts payable and accrued expenses................................................      372,505       159,252
  Deferred revenues--current...........................................................       11,699         2,105
  Net liabilities of discontinued operations...........................................        3,996         7,254
                                                                                          ----------    ----------
    Total current liabilities..........................................................      528,459       234,119
Capitalized lease obligations, less current portion....................................      179,600        49,354
Long-term debt, less current portion...................................................    2,144,782     1,396,635
Deferred revenues--non current.........................................................      164,238            --
Other liabilities......................................................................       16,604        12,588
Deferred income taxes..................................................................       14,500        18,500
                                                                                          ----------    ----------
    Total liabilities..................................................................    3,048,183     1,711,196
                                                                                          ----------    ----------

Series C cumulative exchangeable redeemable preferred stock, liquidation preference of
  $231,212 including accumulated dividends.............................................      231,212       201,478
Series D senior cumulative convertible redeemable preferred stock, liquidation
  preference of $200,000...............................................................      200,000       200,000
Commitments and contingencies
Stockholders' deficit
  Series F preferred stock, 300 and no shares issued and outstanding, respectively.....            3            --
  Series A preferred stock, 4,405 shares and 4,150 shares issued and outstanding,
    respectively.......................................................................           44            41
  Series E preferred stock, liquidation preference of $4,501, 75 shares issued and
    outstanding........................................................................            1             1
  Common stock, par value $.01; authorized 200,000 shares, issued and outstanding
    83,640 and 62,105, respectively (1)................................................          836           621
  Additional paid-in-capital (1).......................................................    1,022,229       403,905
  Accumulated deficit..................................................................   (1,457,519)     (819,242)
  Accumulated other comprehensive income (loss)........................................       20,304       (34,818)
                                                                                          ----------    ----------
    Total stockholders' deficit........................................................     (414,102)     (449,492)
                                                                                          ----------    ----------
       Total liabilities, redeemable preferred stock and stockholders' deficit.........   $3,065,293    $1,663,182
                                                                                          ----------    ----------
                                                                                          ----------    ----------

------------------
(1) Common stock and additional paid-in-capital have been restated to reflect 3-for-2 stock split effective March 2, 2000.

                 See Notes to Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                           -------------------------------------
                                                                             1999          1998          1997
                                                                           ---------     ---------     ---------
Operating revenues
  Communications
     Core
       Services.........................................................   $ 234,799     $ 123,692     $  22,653
       Enhanced network products........................................     121,274        17,774            --
                                                                           ---------     ---------     ---------
     Total core revenues................................................     356,073       141,466        22,653
     Other communications services......................................      27,688        49,643         7,143
                                                                           ---------     ---------     ---------
     Total communications revenues......................................     383,761       191,109        29,796
     Information services revenues......................................      61,876        53,338        41,354
                                                                           ---------     ---------     ---------
Total operating revenues................................................     445,637       244,447        71,150
                                                                           ---------     ---------     ---------
Operating expenses
     Cost of communications services....................................     196,487       155,617        44,461
                                                                           ---------     ---------     ---------
     Cost of enhanced network products                                        78,307        13,298            --
                                                                           ---------     ---------     ---------
       Total cost of communications services and products...............     274,794       168,915        44,461
     Cost of information services.......................................      41,468        35,833        29,437
                                                                           ---------     ---------     ---------
       Total cost of services and products..............................     316,262       204,748        73,898
     Selling, general and administrative expenses.......................     426,679       263,155       150,688
     Depreciation and amortization......................................     155,224        74,953        25,102
                                                                           ---------     ---------     ---------
Total operating expenses................................................     898,165       542,856       249,688
                                                                           ---------     ---------     ---------
     Operating loss.....................................................    (452,528)     (298,409)     (178,538)
Other income (expense)
     Interest expense...................................................    (211,744)     (156,599)      (77,257)
     Interest income....................................................      21,995        29,758        17,577
     Other income.......................................................          --            --         2,219
                                                                           ---------     ---------     ---------
Loss from continuing operations before income tax benefit...............    (642,277)     (425,250)     (235,999)
Income tax benefit......................................................       4,000         5,500         2,500
                                                                           ---------     ---------     ---------
Loss from continuing operations.........................................    (638,277)     (419,750)     (233,499)
Discontinued operations:
  Loss from operations..................................................          --        (2,702)       (9,985)
  Estimated loss on disposal (including a provision of $4,183 in 1998
     for operating losses during the phase out period)..................          --       (22,272)       (6,000)
                                                                           ---------     ---------     ---------
Loss from discontinued operations.......................................          --       (24,974)      (15,985)
                                                                           ---------     ---------     ---------
Net loss................................................................    (638,277)     (444,724)     (249,484)
Preferred stock dividends...............................................     (61,490)      (42,968)       (5,879)
                                                                           ---------     ---------     ---------
Net loss applicable to common stockholders..............................   $(699,767)    $(487,692)    $(255,363)
                                                                           ---------     ---------     ---------
                                                                           ---------     ---------     ---------
Basic and diluted loss per share (1):
  From continuing operations............................................   $   (9.15)    $   (7.98)    $   (4.80)
  From discontinued operations..........................................          --         (0.43)        (0.32)
                                                                           ---------     ---------     ---------
Net loss per share......................................................   $   (9.15)    $   (8.41)    $   (5.12)
                                                                           ---------     ---------     ---------
                                                                           ---------     ---------     ---------
Weighted average shares outstanding (1).................................      76,478        58,022        49,874
                                                                           ---------     ---------     ---------
                                                                           ---------     ---------     ---------

------------------
(1) Loss per share and weighted average shares outstanding have been restated to reflect 3-for-2 stock split effective March 2, 2000.

                 See Notes to Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                  SERIES F              SERIES A              SERIES E
                              PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                             ------------------    ------------------    ------------------    ------------------      PAID-IN
                             SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL
                             -------    -------    -------    -------    -------    -------    -------    -------    -----------
BALANCES AT DECEMBER 31,
  1998....................        --    $   --       4,150    $   41          75    $    1      62,105    $  621     $   403,905
Issuances of common stock:
  For stock option
    exercises and other...                                                                       5,189        52          53,616
  For acquisitions and
    licenses..............                                                                         471         4          17,586
  February 1999 Common
    Stock Offering........                                                                       6,300        63         167,391
  For conversion of
    debentures............                                                                       8,880        89         119,387
  For conversion of
    preferred stock.......                                                                          12        --             158
Issuance of Series F
  preferred stock.........       300         3                                                                           290,836
Dividends declared on
  Series A preferred
  stock...................                                                                                                (6,366)
Dividends declared on
  Series C preferred
  stock...................                                                                                               (29,734)
Dividends declared on
  Series D preferred
  stock...................                                                                                               (14,000)
Dividends declared on
  Series F preferred
  stock...................                                                                                               (11,390)
Issuances of Series A
  preferred stock as
  dividends in kind.......                             255         3                                                       6,363
Issuances of common stock
  as dividends on Series D
  preferred stock.........                                                                         421         4          13,996
Issuances of common stock
  as dividends on Series F
  preferred stock.........                                                                         262         3          10,481
COMPREHENSIVE LOSS:
  Net loss................
  Unrealized gain on
    investments in
    marketable equity
    securities...........
  Foreign currency
    translation
    adjustment............
Total comprehensive
  loss....................
                             -------    -------    -------    -------    -------    -------    -------    -------    -----------
BALANCES AT DECEMBER 31,
  1999....................       300    $    3       4,405    $   44          75    $    1      83,640    $  836     $ 1,022,229
                             -------    -------    -------    -------    -------    -------    -------    -------    -----------
                             -------    -------    -------    -------    -------    -------    -------    -------    -----------

                                           ACCUMULATED
                                              OTHER            TOTAL
                            ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                              DEFICIT      INCOME (LOSS)      DEFICIT
                            -----------    -------------    -------------
BALANCES AT DECEMBER 31,
  1998....................  $ (819,242)      $ (34,818)       $(449,492)
Issuances of common stock:
  For stock option
    exercises and other...                                       53,668
  For acquisitions and
    licenses..............                                       17,590
  February 1999 Common
    Stock Offering........                                      167,454
  For conversion of
    debentures............                                      119,476
  For conversion of
    preferred stock.......                                          158
Issuance of Series F
  preferred stock.........                                      290,839
Dividends declared on
  Series A preferred
  stock...................                                       (6,366)
Dividends declared on
  Series C preferred
  stock...................                                      (29,734)
Dividends declared on
  Series D preferred
  stock...................                                      (14,000)
Dividends declared on
  Series F preferred
  stock...................                                      (11,390)
Issuances of Series A
  preferred stock as
  dividends in kind.......                                        6,366
Issuances of common stock
  as dividends on Series D
  preferred stock.........                                       14,000
Issuances of common stock
  as dividends on Series F
  preferred stock.........                                       10,484
COMPREHENSIVE LOSS:
  Net loss................    (638,277)                        (638,277)
  Unrealized gain on
    investments in
    marketable equity
    securities............                      54,653           54,653
  Foreign currency
    translation
    adjustment............                         469              469
                                                              ---------
Total comprehensive
  loss....................                                     (583,155)
                            -----------      ---------        ---------
                                                              ---------
BALANCES AT DECEMBER 31,
  1999....................  $(1,457,519)     $  20,304        $(414,102)
                            -----------      ---------        ---------
                            -----------      ---------        ---------

                 See Notes to Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                              SERIES A              SERIES A
                                          PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                         ------------------    ------------------    ------------------      PAID-IN
                                         SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL
                                         -------    -------    -------    -------    -------    -------    -----------
BALANCES AT DECEMBER 31, 1997.........     3,910    $    39         --    $    --     51,917    $   519    $   255,568
Isssuance of common stock:
  For stock option exercises and
    other.............................                                                 2,721         27         20,547
  For acquisitions and licenses.......                                                 4,538         46         99,835
  For investment in marketable equity
    securities........................                                                 2,287         23         60,321
Dividends declared on Series A
  preferred stock.....................                                                                          (6,000)
Dividends on Series C preferred
  stock...............................                                                                         (25,925)
Dividends on Series D preferred
  stock...............................                                                                         (11,043)
Issuance of Series E preferred stock..                              75          1                                2,477
Issuance of Series A preferred stock
  as dividends-in-kind................       240          2                                                      5,998
Issuance of common stock as dividends
  on Series D preferred stock.........                                                   642          6         10,454
Preferred stock issuance costs and
  other, net..........................
COMPREHENSIVE LOSS:                                                                                             (8,327)
  Net loss............................
  Unrealized loss on investments in
    marketable equity securities......
Total comprehensive loss..............
                                         -------    -------    -------    -------    -------    -------    -----------
BALANCES AT DECEMBER 31, 1998.........     4,150    $    41         75    $     1     62,105    $   621    $   403,905
                                         -------    -------    -------    -------    -------    -------    -----------
                                         -------    -------    -------    -------    -------    -------    -----------

                                                       ACCUMULATED
                                                          OTHER            TOTAL
                                        ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                          DEFICIT      INCOME (LOSS)      DEFICIT
                                        -----------    -------------    -------------
BALANCES AT DECEMBER 31, 1997.........  $  (374,518)     $      --        $(118,392)
Isssuance of common stock:
  For stock option exercises and
    other.............................                                       20,574
  For acquisitions and licenses.......                                       99,881
  For investment in marketable equity
    securities........................                                       60,344
Dividends declared on Series A
  preferred stock.....................                                       (6,000)
Dividends on Series C preferred
  stock...............................                                      (25,925)
Dividends on Series D preferred
  stock...............................                                      (11,043)
Issuance of Series E preferred stock..                                        2,478
Issuance of Series A preferred stock
  as dividends-in-kind................                                        6,000
Issuance of common stock as dividends
  on Series D preferred stock.........                                       10,460
Preferred stock issuance costs and
  other, net..........................
COMPREHENSIVE LOSS:                                                          (8,327)
  Net loss............................     (444,724)                       (444,724)
  Unrealized loss on investments in
    marketable equity securities......                     (34,818)         (34,818)
                                                                          ---------
Total comprehensive loss..............                                     (479,542)
                                        -----------      ---------        ---------
                                                                          ---------
BALANCES AT DECEMBER 31, 1998.........  $  (819,242)     $ (34,818)       $(449,492)
                                        -----------      ---------        ---------
                                        -----------      ---------        ---------

                 See Notes to Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                 SERIES A
                                                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                            ------------------    ------------------      PAID-IN      ACCUMULATED
                                                            SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL        DEFICIT
                                                            -------    -------    -------    -------    -----------    -----------
BALANCES AT JANUARY 1, 1997..............................        --    $    --     43,484    $   435    $    75,291    $  (125,034)
Issuances of common stock for option exercises and
  other..................................................                           1,827         18          8,763
Issuances of common stock for acquisitions and
  licenses...............................................                           5,976         60         83,291
Issuance of Series A preferred stock.....................     4,000         40                               95,960
Dividends declared on Series A preferred stock...........                                                    (5,326)
Issuances of Series A preferred stock as dividends in
  kind...................................................       213          2                                5,324
Dividends on Series C preferred stock....................                                                      (553)
Conversion of Series A preferred stock to common stock...      (303)        (3)       630          6             (3)
Series C preferred stock issuance costs and other, net...                                                    (7,179)
COMPREHENSIVE LOSS:
Net loss.................................................                                                                 (249,484)
Unrealized gain on investments in marketable equity
  securities.............................................
Total comprehensive loss.................................
                                                            -------    -------    -------    -------    -----------    -----------
BALANCES AT DECEMBER 31, 1997............................     3,910    $    39     51,917    $   519    $   255,568    $  (374,518)
                                                            -------    -------    -------    -------    -----------    -----------
                                                            -------    -------    -------    -------    -----------    -----------

                                                           ACCUMULATED
                                                              OTHER            TOTAL
                                                           COMPREHENSIVE    STOCKHOLDERS'
                                                           INCOME (LOSS)      DEFICIT
                                                           -------------    -------------
BALANCES AT JANUARY 1, 1997..............................    $    (363)       $ (49,671)
Issuances of common stock for option exercises and
  other..................................................                         8,781
Issuances of common stock for acquisitions and
  licenses...............................................                        83,351
Issuance of Series A preferred stock.....................                        96,000
Dividends declared on Series A preferred stock...........                        (5,326)
Issuances of Series A preferred stock as dividends in
  kind...................................................                         5,326
Dividends on Series C preferred stock....................                          (553)
Conversion of Series A preferred stock to common stock...
Series C preferred stock issuance costs and other, net...                        (7,179
COMPREHENSIVE LOSS:
Net loss.................................................                      (249,484)
Unrealized gain on investments in marketable equity
  securities.............................................          363              363
                                                                              ---------
Total comprehensive loss.................................                      (249,121)
                                                             ---------        ---------
                                                                              ---------
BALANCES AT DECEMBER 31, 1997............................    $      --        $(118,392)
                                                             ---------        ---------
                                                             ---------        ---------

                 See Notes to Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                              -----------------------------------
                                                                                1999         1998         1997
                                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net loss.................................................................   $(638,277)   $(444,724)   $(249,484)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Net loss from discontinued operations.................................          --       24,974       15,985
     Depreciation and amortization.........................................     155,224       74,953       25,102
     Deferred income tax benefit...........................................      (4,000)      (5,500)      (2,500)
     Provision for doubtful accounts.......................................      22,969       22,692        3,964
     Non cash interest expense.............................................     140,531      111,530       56,166
     (Increase) decrease in operating assets:
       Accounts receivable.................................................     (91,190)     (39,655)     (23,392)
       Inventories.........................................................      (3,314)      (2,732)      (9,217)
       Prepaid expenses and other current assets...........................     (50,322)     (16,083)         441
       Other assets........................................................     (92,410)     (23,814)        (199)
     Increase (decrease) in accounts
       payable and accrued expenses........................................     115,291       34,661       51,670
     Increase in deferred revenues.........................................     173,175           --           --
     Net cash used in discontinued operations..............................      (3,258)     (16,576)     (11,568)
                                                                              ---------    ---------    ---------
Net cash used in operating activities......................................    (275,581)    (280,274)    (143,032)
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
  (Increase) decrease in short-term investments, net.......................     (47,081)     (87,870)      10,094
  Purchase of property and equipment, net..................................    (612,117)    (372,660)    (213,252)
  Proceeds from sale of equipment..........................................          --       22,333           --
  Acquisitions, net of cash acquired, including licenses...................     (44,593)    (216,501)     (40,190)
  Other, net...............................................................          --           --        2,494
                                                                              ---------    ---------    ---------
Net cash used in investing activities......................................    (703,791)    (654,698)    (240,854)
                                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from long-term debt, net........................................     459,188      484,952      412,029
  Net proceeds from preferred stock offerings..............................     290,839      191,914      168,138
  Net proceeds from common stock offering..................................     167,454           --           --
  Net proceeds from other equity transactions..............................      53,668       20,574      104,781
  Proceeds from sale of minority equity interest...........................          --        9,900           --
  Proceeds from equipment lease financing..................................          --       42,880        9,912
  Payment of capital lease obligations.....................................    (106,966)      (6,770)      (3,740)
  Other, net...............................................................         263       (2,780)        (316)
                                                                              ---------    ---------    ---------
Net cash provided by financing activities..................................     864,446      740,670      690,804
                                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents.......................    (114,926)    (194,302)     306,918
Cash and cash equivalents at beginning of year.............................     208,257      402,559       95,641
                                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year...................................      93,331      208,257      402,559
Short-term investments at end of year......................................     152,640      104,773       16,903
                                                                              ---------    ---------    ---------
Cash, cash equivalents and short-term investments
  at end of year...........................................................   $ 245,971    $ 313,030    $ 419,462
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------

                 See Notes to Consolidated Financial Statements

                          WINSTAR COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

NATURE OF BUSINESS

     We provide businesses with a broad suite of integrated broadband communications and information services. We offer our services across our own end-to-end broadband network in 60 major markets in the United States, including each of the top 30 U.S. markets. We believe that our rapidly expanding network will enable us to offer broadband services to a majority of the companies comprising the business communications market in the United States. We also offer services in 10 overseas markets, including Amsterdam, Brussels, Buenos Aires and Tokyo.

     We classify revenues as communications revenues and information services revenues. Communications revenues are divided into two categories: core communications and other communications services.

     Core communications revenues primarily include revenues derived from: local and long distance voice services, Internet connectivity, capacity and equipment sales; data transmission services; web hosting, web design and development services; and professional and enhanced services, including network design and implementation, equipment selection, procurement and installation. Sales of network capacity and telecommunications equipment through our enhanced service provider channel are classified as enhanced network products revenue.

     Other communications services revenues are those derived from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our fixed wireless services.

     We also develop and distribute information content and provide related services through traditional media, such as television, video, cable and radio, and over the Internet.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments are widely diversified and consist of investments with an original maturity of greater than three months and less than twelve months. Short-term investments principally consist of certificates of deposit, money market deposits, U.S. Government or Government Agency securities, commercial paper rated "A-1/P-1" or higher, and municipal securities rated "A" or higher. Short-term investments are considered held-to-maturity and are stated at amortized cost which approximates fair value.

     Our investments in other entities are carried at their historical cost. Certain of these cost based investments, which are classified as available for sale securities in the accompanying balance sheet, are marked to market at the balance sheet date to reflect their fair value. The unrealized gains and losses are reflected as a component of accumulated other comprehensive income (loss).

     Included in other assets as of December 31, 1999 and 1998 is approximately $18.4 million and $10.4 million of restricted cash which serves as collateral on letters of credit and bank guarantees.

INVENTORIES

     Inventories are composed of computer equipment inventories and film inventories. Computer equipment inventories are carried at the lower of cost or market using the specific identification method. Film inventories include direct and indirect production costs, which are amortized to expense in the proportion that revenue recognized during the year for each film bears to the estimated total revenue to be received from all sources under

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) the individual film forecast method. Our estimate of forecasted revenues exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing market conditions.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization are generally computed using the straight-line method over the estimated useful lives of the related assets.

     Costs incurred during the application development stage for internal use software, including operations support systems, are capitalized as incurred and aggregated approximately $70.0 million and $8.9 million for the years ended December 31, 1999 and 1998, respectively, and were insignificant in prior years.

     We capitalize interest expense as a component of the cost of our self-constructed telecommunications equipment. Interest capitalized amounted to approximately $23.5 million and $1.7 million for the years ended December 31, 1999 and 1998, respectively.

SPECTRUM LICENSES AND OTHER INTANGIBLE ASSETS

     Spectrum licenses were acquired through business combinations, third party purchases, applications to the Federal Communications Commission ("FCC") and FCC auctions. Intangible assets arose in connection with business combinations and include goodwill and purchased customer lists. Spectrum licenses and intangible assets are being amortized by the straight-line method over their estimated useful lives.

     Our 38 GHz licenses and 28 GHz LMDS licenses are subject to renewal by the FCC in February 2001 and August 2008, respectively. As of December 31, 1999 and 1998, the carrying value of our licenses was $317.4 million and $310.6 million, net of accumulated amortization of $19.5 million and $11.3 million, respectively.

     Our policy is to measure long lived asset impairment by considering a number of factors as of each balance sheet date including (i) current operating results of the applicable business, (ii) projected future operating results of the applicable business, (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business, and
(iv) any other material factors that affect the continuity of the applicable business. The amortization period for goodwill and purchased customer lists is determined on a case-by-case basis for each acquisition from which goodwill and purchased customer lists arise based on a review of the nature of the business acquired as well as the factors cited above. The amortization period for spectrum licenses is forty years.

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

REVENUE RECOGNITION

     Communications revenues are recorded upon placing of calls or as a monthly recurring usage charge. We also sell capacity to our customers under contracts that provide a long term, indefeasible right to use portions of our network. Revenues from the sale of network capacity that qualify under generally accepted accounting principles as sales are recognized in the period that the rights and obligations of ownership transfer to the purchaser. Revenues from operating leases of private line circuits are recognized on a straight line basis over the

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) life of the lease. Revenues from equipment sales are recognized when the equipment is delivered to the customer. Professional services revenues are recognized under the percentage of completion method.

     Information services revenues from film productions are recognized when a program is accepted by the licensee and is available for broadcast. Revenues from the licensing of film productions are recognized when the license period begins and the film is available for broadcast. Revenues from advertising sales are recognized when the related advertising is broadcast.

BASIC AND DILUTED LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during each period. Stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. (See Notes 10 and 11.)

STOCK SPLIT EFFECTED IN THE FORM OF A DIVIDEND

     On February 3, 2000 we announced a 50% common stock dividend, pursuant to which holders of our common stock will receive one additional share of common stock for every two shares they own. The stock dividend applies to holders of record as of February 16, 2000 and was distributed on March 2, 2000. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock dividend.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject us to concentration of credit risk consist principally of trade receivables and non current trade receivables, which are included in other assets. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising our customer base and their dispersion across geographic areas. We routinely address the financial strength of our customers and, as a consequence, we believe that our receivable credit risk exposure is limited. Our short term investments and cash equivalents are potentially subject to concentration of credit risk, but such risk is limited due to such amounts being invested in investment grade securities.

ADVERTISING COSTS

     Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was approximately $25.6 million, $15.1 million and $11.0 million, respectively.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

     In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued
SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after September 15, 2000. We currently do not use derivative instruments as defined by SFAS No. 133. If we continue to not use these derivative instruments by the effective date of SFAS No. 133, the adoption of this statement will have no effect on our consolidated results of operations or our consolidated financial position.

SEGMENT INFORMATION

     Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon our internal organization that is used by us for making operating decisions and assessing performance as the source of our reportable operating segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2--ACQUISITIONS

     During 1999 and 1998, we acquired a number of small companies engaged in professional services, systems integration and Internet-related services. The accounts of the acquired companies have been consolidated in our financial statements as of the effective date of the acquisitions. These acquisitions were treated as purchases for accounting purposes. The aggregate consideration for the 1999 acquisitions was $36.6 million, consisting of $20.9 million in cash, 413,105 shares of our common stock valued at $13.5 million and 52,632 warrants to acquire our common stock valued at $2.2 million. The aggregate consideration for the 1998 acquisitions, excluding the acquisition of Midcom Communications, Inc., was approximately $85.8 million, consisting of $46.0 million in cash, 479,043 shares of our common stock valued at $37.3 million and 75,100 shares of our Series E Preferred Stock valued at $2.5 million. Unaudited pro forma results of operations for these acquisitions have not been included because they are not material to our consolidated statement of operations.

     On January 21, 1998, pursuant to an agreement between us and Midcom Communications Inc. and its subsidiaries ("Midcom"), we acquired substantially all of Midcom's assets and businesses for a purchase price of approximately $92.0 million in cash. Midcom was an entity in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

     We retained an independent third party to fully evaluate the assets and certain liabilities of Midcom, in order to complete the allocation of the purchase price of the acquisition. The results of this evaluation did not result in a material adjustment. The acquisition was treated as a purchase for accounting purposes. The financial statements of Midcom were consolidated into our financial statements as of the date of acquisition.

     Midcom was a provider of long distance voice and frame relay data telecommunications services primarily to small and medium-sized businesses, most of which are located in major metropolitan areas of California, Florida, Illinois, New York, Ohio and Washington.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--ACQUISITIONS--(CONTINUED)
     Unaudited pro forma results of operations, which reflect the combined operations of Winstar and Midcom as if the acquisition was consummated at the beginning of the earliest period presented, are as follows (in thousands, except per share data):

                                                        FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                        DECEMBER 31, 1998     DECEMBER 31, 1997
                                                        ------------------    ------------------
Operating revenues...................................       $  248,219            $  169,433
Net loss applicable to common stockholders...........       $ (488,094)           $ (348,200)
Basic and diluted loss per share.....................       $    (8.41)           $    (6.98)

     The unaudited pro forma results of operations do not purport to represent the results of operations that would have actually resulted had the purchase occurred at the beginning of the earliest period presented, nor should it be taken as indicative of future results of operations.

NOTE 3--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                              DECEMBER 31,    DECEMBER 31,        ESTIMATED
                                                 1999            1998            USEFUL LIFE
                                              ------------    ------------   --------------------
                                                     (IN THOUSANDS)
Telecommunications equipment and
  software.................................    $1,026,443      $  566,331    5 to 25 years
Furniture, fixtures and other..............       180,791          25,773    4 to 5 years
                                                                             Lesser of life of
                                                                               lease or life of
Leasehold improvements.....................        43,633          18,234      the asset
                                               ----------      ----------
                                                1,250,867         610,338
Less accumulated depreciation and
  amortization.............................      (227,524)        (98,100)
                                               ----------      ----------
                                                1,023,343         512,238
Network construction in progress...........       770,639         127,435
                                               ----------      ----------
                                               $1,793,982      $  639,673
                                               ----------      ----------
                                               ----------      ----------

NOTE 4--OTHER INTANGIBLE ASSETS AND LICENSES

     Other intangible assets consist of the following:

                                                   DECEMBER 31,    DECEMBER 31,      ESTIMATED
                                                      1999            1998          USEFUL LIFE
                                                   ------------    ------------    -------------
                                                          (IN THOUSANDS)
Goodwill........................................    $  184,035      $  158,368     3 to 30 years
Purchased customer lists........................        31,579          29,758     5 to 25 years
Covenants not to compete and other..............         5,735           1,881     5 to 10 years
                                                    ----------      ----------
                                                       221,349         190,007
Less accumulated amortization...................       (27,950)        (11,957)
                                                    ----------      ----------
                                                    $  193,399      $  178,050
                                                    ----------      ----------
                                                    ----------      ----------

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--DEBT

     Debt consists of the following:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                       1999            1998
                                                                    ------------    ------------
                                                                           (IN THOUSANDS)
14% Senior Discount Notes Due 2005...............................    $  263,958      $  231,051
14% Convertible Senior Subordinated Discount Notes Due 2005......            --         115,525
14 1/2% Senior Deferred Interest Notes Due 2005..................       147,485         128,474
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC............       200,000         200,000
12 1/2% Guaranteed Senior Secured Notes Due 2004,
  WEC II.........................................................        50,000          50,000
15% Senior Subordinated Deferred Interest Notes Due 2007.........       137,893         119,695
10% Senior Subordinated Notes Due 2008...........................       200,000         200,000
11% Senior Subordinated Deferred Interest Notes Due 2008.........       302,137         271,897
Lucent Facility..................................................       835,803          77,514
Accounts Receivable Securitization Notes.........................         9,000              --
Other Notes Payable..............................................        17,018           8,966
                                                                     ----------      ----------
  Total Debt.....................................................     2,163,294       1,403,122
Less Current Portion.............................................       (18,512)         (6,487)
                                                                     ----------      ----------
Total Long-Term Debt.............................................    $2,144,782      $1,396,635
                                                                     ----------      ----------
                                                                     ----------      ----------

1995 DEBT PLACEMENT

     In October 1995, we completed a $225.0 million private placement of debt securities consisting of two components: a) $150.0 million of our 14% Senior Discount Notes Due 2005, and b) $75.0 million of our 14% Convertible Senior Subordinated Discount Notes Due 2005. On June 2, 1999, the Convertible Senior Subordinated Discount Notes automatically converted into 8.9 million shares of our common stock. At the time of the conversion the notes had an accreted value of $122.1 million and we had unamortized deferred financing costs of approximately $2.6 million. Pursuant to the applicable indenture, these notes converted at a fixed conversion rate of $13.75 per share.

     The Senior Discount Notes accrue interest at 14% per annum, with no interest payable during the first five years, and principal payable only at maturity in October 2005. Commencing April, 2001, the Senior Discount Notes require the payment of interest only, in cash, until maturity.

1997 DEBT PLACEMENTS

     In March 1997, we and Winstar Equipment Corp. ("WEC"), one of our wholly-owned subsidiaries which was formed to facilitate the purchase of equipment, issued an aggregate of $300.0 million of notes, consisting of
(i) $100.0 million of our 14 1/2% Senior Deferred Interest Notes Due 2005, ranking pari passu with the 1995 Senior Discount Notes, and
(ii) $200.0 million of WEC's 12 1/2% Guaranteed Senior Secured Notes Due 2004 (the "WEC Notes"). In August 1997, Winstar Equipment II Corp. ("WEC II"), one of our wholly-owned subsidiaries which was also formed to facilitate the purchase of equipment, issued $50.0 million of its 12 1/2% Guaranteed Senior Secured Notes Due 2004. In October 1997, we issued an aggregate of $100.0 million principal amount of our 15% Senior Subordinated Deferred Interest Notes Due 2007.

     The obligations of WEC and WEC II are unconditionally guaranteed by Winstar and are secured by a security interest in the equipment and other property purchased by WEC and WEC II, as the case may be, with the proceeds thereof.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--DEBT--(CONTINUED)
     Both the WEC and WEC II Notes bear interest at a rate of 12 1/2% per annum, payable on March 15 and September 15, commencing September 15, 1997. The WEC and WEC II Notes will mature on March 15, 2004 and are redeemable on or after March 15, 2002, at our option, in whole or in part, at certain specified prices.

     The 14 1/2% Senior Deferred Interest Notes are unsecured, senior indebtedness, rank pari passu in right of payment with all of our existing and future senior indebtedness, and are senior in right of payment to all of our existing and future subordinated indebtedness. Interest on our 14 1/2% Senior Deferred Interest Notes will accrue and compound semiannually, but will not be payable in cash until October 15, 2000. Interest on the accumulated amount of the Senior Notes as of October 15, 2000 will be payable semiannually in cash on April 15 and October 15 of each year commencing April 15, 2001. The Senior Notes mature on October 15, 2005 and are redeemable on or after October 15, 2000, at our option, in whole or in part, at certain specified prices.

     The 15% Senior Subordinated Deferred Interest Notes are unsecured, senior subordinated obligations, and are junior in right of payment to all of our existing and future senior indebtedness. These Notes bear interest at a rate of 15% per annum, which is payable on each March 1 and September 1, commencing September 1, 2002. Until March 1, 2002, interest on these Notes will accrue and be compounded semiannually, but will not be payable in cash. Interest on the accumulated amount of the Notes as of March 1, 2002 will be payable semiannually commencing September 1, 2002. The Notes will mature on March 1, 2007 and are redeemable on or after March 1, 2002, at our option, in whole or in part, at certain specified prices.

1998 DEBT PLACEMENTS

     In March 1998, we issued $200.0 million in aggregate principal amount of our 10% Senior Subordinated Notes Due 2008 and $250.0 million in aggregate principal amount of our 11% Senior Subordinated Deferred Interest Notes Due 2008. These Notes are unsecured, senior subordinated obligations, rank pari passu in right of payment with the 1997 Senior Subordinated Notes, and are junior in right of payment to all of our existing and future senior indebtedness.

     The 10% Senior Subordinated Notes bear interest at the rate of 10% per annum, which is payable on each March 15 and September 15, commencing September 15, 1998. The 10% Senior Subordinated Notes will mature on March 15, 2008 and are redeemable on or after March 15, 2003, at our option, in whole or in part, at specified prices.

     The 11% Senior Subordinated Deferred Interest Notes bear interest at a rate of 11% per annum, which is payable on each March 15 and September 15, commencing September 15, 2003. Interest on the 11% Notes will accrue and be compounded semiannually, but will not be payable in cash. Interest on the accumulated amount of the 11% Notes as of March 15, 2003 will be payable semiannually commencing September 15, 2003. The 11% Notes will mature on March 15, 2008 and are redeemable on or after March 15, 2003, at our option, in whole or in part, at specified prices.

     We consummated exchange offers whereby all of the Notes sold in the 1995, 1997 and 1998 debt placements were exchanged for new notes which were identical in every respect to the original notes except that the new notes were registered under the Securities Act of 1933.

LUCENT FACILITY

     In October 1998, we entered into the Lucent Facility which sets forth the terms and conditions under which Lucent or its assignee lenders will provide us with up to $2.0 billion of purchase money financing for the purchase of equipment and services pursuant to the terms of a related supply agreement with Lucent.

     Lucent is not required to fund commitments if, at any one time, the outstanding aggregate loans held by Lucent or for which Lucent is otherwise obligated exceed $500.0 million. Additional amounts under the Lucent Facility become available on a dollar-for-dollar basis as outstanding loans or unfunded commitments are

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--DEBT--(CONTINUED)
syndicated by Lucent to other lenders. We may draw against available commitments until such time as they have been fully drawn or the fifth anniversary of the credit agreement, whichever is earlier. The Lucent Facility provides that borrowings will fall into one of the five annual tranches. The tranche under which a loan is drawn determines when the loan is to be repaid, with each tranche having an eight year term.

     As of December 31, 1999, the total amount outstanding under the Lucent Facility was approximately $835.8 million, portions of which are held by a commercial bank. We had an immediate availability of $264.2 million and a remaining commitment of $1,164.2 million under this facility as of December 31, 1999. In certain circumstances, the bank may convert the loans it holds into senior secured notes of our borrowing subsidiary which will be issued pursuant to an indenture similar to those governing some of our other indebtedness and guaranteed by us.

     Interest on loans under the Lucent Facility accrues at a floating rate equal to, at our election, a base rate determined in relation to the then current prime rate, or at the London Inter-Bank Offered Rate ("LIBOR"), in each case plus a margin which may vary over the life of the Lucent Facility (9.63% at December 31, 1999). Interest will be payable quarterly in arrears for base rate advances and at the end of each interest period (which can be one, three or six months in length, at our election) for LIBOR advances. However, the interest on loans accruing during the first year of each tranche of which a loan is a part may, at our election, be deferred. The deferred interest shall then accrue at the same rates as the principal of the loans.

     The principal of any tranche as well as any deferred interest thereon will be repaid in sixteen equal installments. Installments are payable on the last day of each calendar quarter, commencing on the last day of the first quarter following the fourth anniversary of the date the applicable tranche first becomes available.

ACCOUNTS RECEIVABLE SECURITIZATION

     In June 1999, we completed a $35.0 million accounts receivable securitization financing. Under this financing, we may borrow up to the lesser of the maximum amount of the facility (which has been initially set at $25.0 million, increasing to $35.0 million when certain conditions are met) and the amount determined under a borrowing base formula. Borrowings under this facility will bear interest at LIBOR, plus 1.5% (8.27% at December 31, 1999). As of December 31, 1999, we had $9.0 million outstanding, leaving an availability of $3.3 million under this financing.

     The terms of the Indentures relating to the 1995, 1997 and 1998 Debt Placements, the Lucent Facility and the Certificates of Designation relating to certain of the Company's preferred stock agreements and the accounts receivable securitization contain covenants placing certain restrictions on our ability to pay dividends or make other restricted payments, incur additional indebtedness, issue guarantees, sell assets, or enter into certain other specified transactions, as well as the requirements to meet certain financial ratios.

     Debt maturities as of December 31, 1999, are as follows:

                                                                        (IN THOUSANDS)
                                                                        --------------
2000.................................................................     $   18,512
2001.................................................................          3,134
2002.................................................................         44,310
2003.................................................................        178,998
2004.................................................................        459,944
Thereafter...........................................................      1,458,396
                                                                          ----------
                                                                          $2,163,294
                                                                          ----------
                                                                          ----------

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of our financial instruments classified as current assets or liabilities, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short maturity of these items. Investment in marketable equity securities are carried at quoted market value.

     The fair values of capitalized lease obligations approximate carrying value based on their effective interest rates compared to current market rates.

     Estimated fair values of the Company's Long-Term Notes Payable, Convertible Notes Payable, Exchangeable Redeemable Preferred Stock and Cumulative Convertible Redeemable Preferred Stock which were calculated based upon quoted market prices, are as follows:

                                                                      DECEMBER 31, 1999         DECEMBER 31, 1998
                                                                    ----------------------    ----------------------
                                                                    CARRYING                  CARRYING
                                                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                    --------    ----------    --------    ----------
                                                                                     (IN THOUSANDS)
14% Senior Discount Notes Due 2005...............................   $263,958     $253,399     $231,051     $169,000
14% Convertible Senior Subordinated Discount Notes Due 2005......         --           --      115,525      179,000
14 1/2% Senior Deferred Interest Notes Due 2005..................    147,485      228,601      128,474      148,000
12 1/2% Guaranteed Senior Secured Notes Due 2004, WEC............    200,000      209,731      200,000      204,000
12 1/2% Guaranteed Senior Secured Notes Due 2004,
  WEC II.........................................................     50,000       53,500       50,000       50,000
15% Senior Subordinated Deferred Interest Notes Due 2007.........    137,893      190,292      119,695      111,000
10% Senior Subordinated Notes Due 2008...........................    200,000      192,000      200,000      168,000
11% Senior Subordinated Deferred Interest Notes Due 2008.........    302,137      308,180      271,897      204,000
Lucent Facility..................................................    835,803      835,803       77,514       78,000
Accounts Receivable Securitization Notes.........................      9,000        9,000           --           --
14 1/4% Series C Senior Cumulative Exchangeable Redeemable
  Preferred Stock Due 2007.......................................    231,212      214,000      201,478      161,000
7% Series D Senior Cumulative Convertible Redeemable Preferred
  Stock Due 2010.................................................    200,000      311,520      200,000      185,000

NOTE 7--CAPITAL LEASE OBLIGATIONS

     We lease telecommunications and other assets through various equipment lease financing facilities. Such leases have been accounted for as capital leases.

     Future minimum lease payments on these capital leases are as follows:

YEAR ENDING DECEMBER 31,                                                (IN THOUSANDS)
---------------------------------------------------------------------   --------------
2000.................................................................      $128,739
2001.................................................................       157,531
2002.................................................................        11,028
2003.................................................................        12,084
2004.................................................................           648
                                                                           --------
Total payments.......................................................       310,030
Less amount representing interest....................................        (8,683)
                                                                           --------
Present value of minimum lease payments..............................      $301,347
                                                                           --------
                                                                           --------

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--CAPITAL LEASE OBLIGATIONS--(CONTINUED)
     The carrying value of assets under capital leases was $358.0 million and $103.7 million at December 31, 1999 and 1998 respectively, and is included in property and equipment. Amortization of these assets is included in depreciation expense.

NOTE 8--COMMITMENTS AND CONTINGENCIES

A. OPERATING LEASES

     We have operating leases for most U.S. and international sales and support offices, switching facilities and warehousing facilities, along with various equipment and roof access rights.

     Future minimum lease payments under these noncancellable operating leases are as follows:

YEAR ENDING DECEMBER 31,                                                (IN THOUSANDS)
---------------------------------------------------------------------   --------------
2000.................................................................      $ 42,945
2001.................................................................        42,989
2002.................................................................        42,960
2003.................................................................        41,694
2004.................................................................        39,388
Thereafter...........................................................       235,694
                                                                           --------
                                                                           $445,670
                                                                           --------
                                                                           --------

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $42.4 million, $29.8 million, and $11.6 million, respectively.

B. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings that occur in the ordinary course of business. Based on information currently available to us, we believe that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on our business.

C. SALE OF WIRELESS FIBER CAPACITY

     In December 1998, we sold a 25 year Indefeasible Right to Use ("IRU") for up to 2% of our current and future local Wireless Fiber capacity (up to a defined maximum number of circuits) in the United States. Under the terms of the contract, our customer will pay us $400.0 million with payments due ratably as we construct 270 hub sites. We delivered 114 hub sites through December 31, 1999 and have been paid approximately $173.4 million by our customer. We will also provide certain maintenance services to our customer through 2026 for total remaining consideration of approximately $41.0 million which will be paid on a monthly basis through December 2008. We have recognized revenues of $5.6 million and $0.2 million under this IRU for the years ended December 31, 1999 and 1998, respectively.

D. PURCHASES OF DARK FIBER CAPACITY

     In October 1999 we entered into an agreement with Metromedia Fiber Network to obtain dark fiber capacity in 38 major markets in the United States and three major international markets. We will pay Metromedia approximately
$300.0 million over a 20-year period commencing with the delivery of the fiber.

     In December 1998, we purchased an IRU from Williams Communications, Inc. to four strands of dark fiber optic cable on a national route of approximately 14,684 route miles and a seven year option to purchase two additional strands of dark fiber optic cable on the same route. We are obligated to pay Williams $643.0 million over seven years in monthly installments of $7.7 million. The seven year option is exercisable for an additional

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--COMMITMENTS AND CONTINGENCIES--(CONTINUED) payment of $51.0 million. In April 1999 we amended the original IRU to include an additional exclusive 20-year indefeasible right to use additional specified fixed circuits which extended our long haul telecommunications network. Pursuant to this amendment we will pay Williams an additional $100.0 million over the next seven years.

NOTE 9--INCOME TAXES

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                 1999            1998
                                                                              ------------    ------------
                                                                                     (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Net operating loss carryforward..........................................    $  540,712      $  310,454
  Deferred interest expense................................................        83,997          51,403
  Allowance for doubtful accounts..........................................        10,683           3,906
  Deferred compensation....................................................         6,840           2,468
  Deferred revenue.........................................................        67,147              --
  Other....................................................................        16,366             146
                                                                               ----------      ----------
  Gross deferred tax assets................................................       725,745         368,377
  Valuation allowance......................................................      (565,019)       (280,681)
                                                                               ----------      ----------
  Deferred tax asset net of allowance......................................       160,726          87,696
                                                                               ----------      ----------
DEFERRED TAX LIABILITIES:
  Depreciation.............................................................       (89,628)        (21,861)
  Amortization.............................................................       (65,603)        (64,340)
  Investment in marketable equity securities...............................       (19,995)        (19,995)
                                                                               ----------      ----------
  Gross deferred tax liabilities...........................................      (175,226)       (106,196)
                                                                               ----------      ----------
Net deferred tax liability.................................................    $  (14,500)     $  (18,500)
                                                                               ----------      ----------
                                                                               ----------      ----------

     The provision for income tax expense consists of the following:

                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998            1997
                                                               ------------    ------------    ------------
FEDERAL:
  Current...................................................     $     --        $     --        $     --
  Deferred..................................................       (2,791)         (5,797)         (1,379)
STATE AND LOCAL:
  Current...................................................           --              --              --
  Deferred..................................................       (1,209)            297          (1,121)
                                                                 --------        --------        --------
                                                                 $ (4,000)       $ (5,500)       $ (2,500)
                                                                 --------        --------        --------
                                                                 --------        --------        --------

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations primarily as a result of increases in our deferred tax valuation allowance.

     At December 31, 1999, the U.S. federal net operating loss carryforward is approximately $1,348.0 million, and the foreign net operating loss carryforward is approximately $14.6 million. If not utilized, the net operating loss carryforwards will expire in various amounts through the year 2019.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--INCOME TAXES--(CONTINUED)
     Some of these losses are subject to utilization limitations under Section 382 of the Internal Revenue Code. However, the Company believes that substantially all of such losses will be available to offset future income.

     A valuation allowance against deferred tax assets is required, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowances at December 31, 1999 and December 31, 1998, primarily pertain to uncertainties with respect to future utilization of net operating loss carryforwards.

     On January 2, 1997, a net deferred tax liability of $26.5 million was recorded in connection with an acquisition. This deferred tax liability resulted from the temporary difference between the book and tax basis of the acquired licenses, and related to the scheduled reversal of the temporary differences through amortization in years 2018 through 2036 that could not be offset by deferred tax assets existing at January 2, 1997, the date of the acquisition.

     During 1999, 1998 and 1997, respectively, we recognized deferred income tax benefits of $4.0 million, $5.5 million and $2.5 million relating to our net loss carryforwards. We recognize income tax benefits to the extent of future reversals of existing temporary differences.

NOTE 10--STOCKHOLDERS' DEFICIT

COMMON STOCK

     Our authorized capital stock includes 200.0 million shares of common stock, $.01 par value. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Although we do not currently intend to pay any cash dividends (and are currently restricted from doing so under the indentures and other instruments governing our indebtedness and Series C Preferred Stock), holders of our common stock are entitled to receive ratably such dividends as may be declared by our Board of Directors. In the event of a liquidation or dissolution, holders of the common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of preferred shares.

PREFERRED STOCK

     Our authorized capital stock includes 15.0 million shares of "Blank Check" preferred stock, which may be issued from time to time in one or more series upon authorization by our Board of Directors. Our Board of Directors has the authority to fix the rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

SERIES A PREFERRED STOCK AND WARRANTS

     In February 1997, we sold 4.0 million shares of Series A 6% Cumulative Convertible Preferred Stock, par value $0.01, together with warrants to purchase
2.4 million shares of our common stock for $16.67 per share. The aggregate purchase price for the securities was $100.0 million. The preferred stock earns a 6% annual dividend, payable quarterly in kind, and matures on February 11, 2002. For the years ended December 31, 1999 and 1998, dividends totaling $6.4 million and $6.0 million, respectively, were paid in kind.

     Two million shares of preferred stock became convertible beginning on August 11, 1997, and certain of these shares were converted at prices ranging from $11.17 per share to $12.57 per share, while the remainder became convertible on February 11, 1998. All remaining outstanding shares are convertible at $16.67 per share.

     We are permitted to accelerate the expiration date of the warrants if the closing price of our common stock trades over $26.67 for twenty consecutive trading days. On February 4, 2000 we announced that we have accelerated the expiration dates of the warrants to March 8, 2000.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--STOCKHOLDERS' DEFICIT--(CONTINUED)
RIGHTS TO PURCHASE SERIES B PREFERRED STOCK

     Under our Rights Agreement, holders of our common stock received as a dividend, preferred stock purchase rights at the rate of one right for each share of our common stock held as of the close of business on July 14, 1997. One right will also attach to each share of our common stock issued thereafter. Currently the rights are not separate from our common stock and are not exercisable. The rights will only separate from our common stock and become exercisable if a person or group acquires 10% or more of our outstanding common stock or launches a tender or exchange offer that would result in ownership of 10% or more of our outstanding common stock.

     Each right that is not owned by an acquiring person entitles the holder of the right to buy one one-thousandth of one share of our Series B Preferred Stock with a market value of $450. However, if we are involved in a business combination in which we are not the surviving entity, or if we sell 50% or more of our assets or earning power to another person, then the rights agreement provides that each right entitles the holder to purchase, for $225, shares of the common stock of the acquiring person's ultimate parent having a market value of $450.

     At any time until ten days following the date on which a person acquires 10% or more of our common stock, we may redeem all, but not less than all, of the rights for $0.0001 per right. The rights expire in ten years. The Series B Preferred Stock will have dividend and liquidation preferences over our common stock but will be junior to any other Series of our preferred stock.

SERIES C EXCHANGEABLE REDEEMABLE PREFERRED STOCK

     On December 17, 1997, we sold in a private placement 175,000 shares of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock Due 2007 for an aggregate purchase price of $175.0 million. We exchanged the preferred stock for new preferred stock identical in every respect except that it was registered under the Securities Act of 1933.

     Dividends on the Series C Preferred Stock accrue from December 22, 1997 at the rate per share of 14 1/4% of the accumulated amount per annum. Dividends are compounded semiannually on each June 15 and December 15, but will not generally be payable in cash. However, on the first June 15 or December 15 which is at least six months after the later of December 15, 2002, and the specified debt satisfaction date described in the Certificate of Designations, dividends on the Series C Preferred Stock will be payable in cash at a rate per annum equal to 14 1/4%. In the event that the specified debt satisfaction date shall not have occurred before December 15, 2002, the rate otherwise applicable to the Series C Preferred Stock shall be increased by 150 basis points from December 15, 2002, until the dividend payment date falling on or after the specified debt satisfaction date. For the years ended December 31, 1999 and 1998 dividends totaling approximately $29.7 million and $25.9 million, respectively, have been recorded.

     The Series C Preferred Stock is not redeemable prior to December 15, 2002. On or after December 15, 2002, the Series C Preferred Stock is redeemable at our option, in whole or in part, at specified redemption prices plus accumulated and unpaid dividends, if any, to the date of redemption. We are required to redeem the Series C Preferred Stock at the liquidation preference thereof, plus accumulated and unpaid dividends, if any, on December 15, 2007, out of any funds legally available therefor.

     The Series C Preferred Stock ranks (i) senior to all existing and future junior stock including the Series A Preferred Stock and Series E Preferred Stock; (ii) on a parity basis with all existing and future parity stock, including the Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock; and (iii) junior to all senior stock. In addition the Series C Preferred Stock is junior in right of payment to all of our indebtedness and indebtedness of our subsidiaries.

     On any scheduled dividend payment date following the specified debt satisfaction date, we may, at our option, exchange all but not less than all of the shares of Series C Preferred Stock then outstanding for 14 1/4%

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--STOCKHOLDERS' DEFICIT--(CONTINUED)
Senior Subordinated Deferred Interest Notes Due 2007 in an aggregate accumulated amount equal to the aggregate accumulated amount of the shares of Series C Preferred Stock outstanding at the time of such exchange, plus accumulated and unpaid dividends to the date of exchange. Interest on the outstanding exchange debentures if any, will accrue at a rate of 14 1/4% of the accumulated amount per annum and will be compounded semiannually on each June 15 and December 15 but will not be payable in cash except as set forth in the next sentence. Commencing on the first interest payment date following the later of the exchange date or the cash payment date, interest will be payable in cash at a rate per annum equal to 14 1/4% of the accumulated amount as of the exchange date. The exchange debentures, if issued, will be unsecured, senior subordinated obligations, subordinated in right of payment to all of our senior indebtedness and to all indebtedness and other liabilities (including trade payables) of our subsidiaries, and will rank pari passu with our existing 1997 senior subordinated notes and our convertible notes.

SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On March 17, 1998, we sold in a private placement 4,000,000 shares of 7% Series D Senior Cumulative Convertible Preferred Stock Due 2010 for an aggregate purchase price of $200.0 million.

     Dividends are payable at the rate of 7% per annum on the Series D Preferred Stock, are cumulative from the date of issuance and are payable quarterly in arrears on each March 15, June 15, September 15 and December 15, commencing September 15, 1998, out of funds legally available therefor. Dividends shall be payable (1) in cash or at our election (2) through the issuance of shares of our common stock. The Series D Preferred Stock is convertible at any time after the issue date, at the option of the holders thereof, into shares of our common stock at a rate 1.5119 shares of our common stock for each share of Series D Preferred Stock, equivalent to a conversion price of $33.07 for each share of the Company's common stock. As of December 31, 1999 and 1998 dividends of approximately $14.0 million and $11.0 million, respectively, have been recorded.

     The Series D Preferred Stock ranks (1) senior to all existing and future Junior Stock, including our Series A Preferred Stock and Series E Preferred Stock; (2) pari passu with all existing and future parity stock, including the Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock; and (3) junior to all future senior stock. In addition, the Series D Preferred Stock will rank junior in right of payment to all of our indebtedness and the indebtedness of our subsidiaries.

     The Series D Preferred Stock is not redeemable prior to March 20, 2001. On or after such date, the Series D Preferred Stock will be redeemable at our option, in whole or in part, at any time or from time to time, at specified redemption prices plus accrued and unpaid dividends, if any. The Series D Preferred Stock is subject to mandatory redemption on March 15, 2010, at a redemption price of $50 per share plus accrued and unpaid dividends, if any. Upon the occurrence of a change in control, we will be obligated to adjust the conversion price as provided in the certificate of designations relating to the Series D Preferred Stock.

SERIES E PREFERRED STOCK

     In connection with an acquisition, we issued 75,100 shares of our Series E Preferred Stock. The Series E Preferred Stock is non-voting, non-redeemable junior convertible preferred stock which does not earn dividends. The holders of the Series E Preferred Stock may convert all, but not less than all into shares of our common stock on a one-for-one basis anytime after August 1, 1999. Each share of Series E Preferred Stock has a liquidation preference of $59.93 per share. (See Note 2).

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--STOCKHOLDERS' DEFICIT--(CONTINUED)
SERIES F PREFERRED STOCK

     In June 1999, we sold 300,000 shares of our Series F 7 1/4% Senior Cumulative Convertible Preferred Stock (Liquidation Preference $1,000 per share) for net proceeds of approximately $290.5 million.

     Dividends are payable at the rate of 7 1/4% per annum on the Series F Preferred Stock, are cumulative from the date of issuance and are payable quarterly in arrears on each March 15, June 15, September 15, and December 15 out of funds legally available therefor. Dividends shall be payable in (1) cash or at our election (2) through the issuance of shares of our common stock. As of December 31, 1999, dividends of $11.4 million have been recorded, of which $10.5 million were paid through the issuance of our common stock.

     The shares are convertible, at the option of the holder into shares of our common stock at a conversion rate of 24.20868 shares of common stock for each share of Series F Preferred Stock (representing a conversion price of $41.31 per share of common stock), subject to adjustment in certain events.

     The Series F Preferred Stock is on a parity with our Series C Preferred Stock.

SERIES G PREFERRED STOCK

     In February 2000, we sold 900,000 shares of our Series G Cumulative Participating Convertible Preferred Stock in a private placement for an aggregate purchase price of $900.0 million. The Series G Preferred Stock pays cumulative dividends quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate equal to the excess (if any) of (i) 5.75% per annum on the liquidation preference over (ii) the amount of any regular cash dividends per share of Series G Preferred Stock that have been paid during the applicable dividend period on our common stock. If we do not pay any dividends in cash, the amount of such dividends will be added to the liquidation preference of the Series G Preferred Stock.

     Each share of Series G Preferred Stock is convertible, at the option of the holder, into shares of common stock at a conversion price of $45.00 per share, subject to certain adjustments. We will have the option to convert all of the shares of Series G Preferred Stock into common stock at the conversion price if on any date after February 1, 2003, the volume weighted average trading price of our common stock on Nasdaq for the 20 consecutive trading days immediately prior to such date is at least equal to 155% of the conversion price on such date.

NOTE 11--BENEFIT PLANS

A. STOCK OPTION PLANS

     We have three stock option plans, the 1990 Plan, the 1992 Performance Equity Plan ("1992 Plan"), and the 1995 Performance Equity Plan ("1995 Plan"). The 1990 Plan is a non-qualified common stock incentive plan, pursuant to which options to purchase an aggregate of 225,000 shares of our common stock may be granted to key employees as selected by the Board of Directors. The exercise price for shares covered by options granted pursuant to this plan will not be less than the fair market value of the shares on the date of the grant. The 1992 Plan authorizes the granting of awards up to 2.3 million shares of our common stock to key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under the Internal Revenue Code), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The plan provides for automatic issuance of 15,000 stock options annually to each director on January 13, at the fair market value at that date, subject to availability. The 1995 Plan, as amended, authorizes the granting of awards of up to 22.5 million shares of our common stock to key employees, officers, directors and consultants. The 1995 Plan is similar to the 1992 Plan, except that the 1995 Plan does not provide for annual automatic director grants. We have also granted options to certain individuals outside the three plans. The options vest and become exercisable over a period ranging from

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--BENEFIT PLANS--(CONTINUED)
immediately to five years after the date of the most recent grant, depending on option terms. As of December 31, 1999, there were 451,538 and 3,138,951 shares available for grant under the 1992 Plan and 1995 Plan, respectively. There are no shares available for grant under the 1990 Plan.

     The following table summarizes option activity for the three years ended December 31, 1999:

                                                                                                    WEIGHTED AVERAGE
                                                                               NUMBER OF OPTIONS    EXERCISE PRICE
                                                                               -----------------    ----------------
                                                                                (IN THOUSANDS)
Balance, January 1, 1997....................................................         14,568              $ 7.62
  Granted...................................................................          5,858              $10.41
  Exercised.................................................................         (1,821)             $ 4.76
  Canceled..................................................................         (1,128)             $10.79
                                                                                    -------
Balance, December 31, 1997..................................................         17,477              $ 8.85
  Granted...................................................................         10,427              $22.71
  Exercised.................................................................         (2,702)             $ 7.48
  Canceled..................................................................         (1,775)             $16.61
                                                                                    -------
Balance, December 31, 1998..................................................         23,427              $14.55
  Granted...................................................................         11,523              $31.94
  Exercised.................................................................         (4,970)             $10.29
  Canceled..................................................................         (2,707)             $21.89
                                                                                    -------
Balance, December 31, 1999..................................................         27,273              $21.83
                                                                                    -------
                                                                                    -------

     As of December 31, 1999, options outstanding for 8.9 million shares were exercisable at prices ranging from $1.29 to $33.13, and the weighted average remaining contractual life was 6.09 years.

     The following table summarizes option data as of December 31, 1999:

                                                                 WEIGHTED           WEIGHTED                      WEIGHTED
                                                                  AVERAGE           AVERAGE                       AVERAGE
RANGE OF                                      OUTSTANDING        REMAINING          EXERCISE    EXERCISABLE       EXERCISE
EXERCISE PRICE:                               (IN THOUSANDS)    CONTRACTUAL LIFE     PRICE      (IN THOUSANDS)     PRICE
-------------------------------------------   --------------    ----------------    --------    --------------    --------
$ 1.29-$10.72..............................        5,498               3.28          $ 6.40          4,311         $ 5.79
$10.75-$17.33..............................        5,547               4.60          $14.23          3,182         $14.28
$17.50-$27.00..............................        5,942               6.32          $23.23          1,098         $23.33
$27.04-$33.13..............................        5,823               7.13          $28.88            333         $28.22
$33.25-$51.22..............................        4,463               9.75          $39.21             --             --
                                                  ------                                            ------
$ 1.29-$51.22..............................       27,273               6.09          $21.83          8,924         $11.80
                                                  ------                                            ------
                                                  ------                                            ------

     Compensation cost charged to operations for non-employee options was immaterial for the years ended December 31, 1999, 1998 and 1997.

     We measure compensation in accordance with the provisions of APB Opinion No. 25 in accounting for our stock compensation plans. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1999, 1998 or 1997. The fair value of each option

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--BENEFIT PLANS--(CONTINUED)
granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                                                                 1999         1998         1997
                                                                               ---------    ---------    ---------
Dividend Yield..............................................................          0%           0%           0%
Risk-Free Interest Rate.....................................................        5.6%         6.0%         6.0%
Expected Life after Vesting Period
  Directors and Officers....................................................   2.0 Years    2.0 Years    2.0 Years
  Others....................................................................   0.5 Years    0.5 Years    0.5 Years
Expected Volatility.........................................................      66.88%       66.88%       66.88%

     Had compensation cost been determined under FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                                            YEAR            YEAR            YEAR
                                                                            ENDED           ENDED           ENDED
                                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                            1999            1998            1997
                                                                         ------------    ------------    ------------
                                                                                        (IN THOUSANDS)
Net Loss Applicable to Common Stockholders:
  As reported.........................................................    $ (699,767)     $ (487,692)     $ (255,363)
  Pro forma for FASB No. 123..........................................    $ (726,931)     $ (538,740)     $ (272,497)
Loss Per Share--Basic and Diluted:
  As reported.........................................................    $    (9.15)     $    (8.41)     $    (5.12)
  Pro forma for FASB No. 123..........................................    $    (9.51)     $    (9.29)     $   ( 5.46)

     The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $17.73, $10.70, and $10.42 per share, respectively.

     Warrants to purchase our common stock, see Note 10, were issued as follows (warrants in thousands):

                                          YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                      DECEMBER 31, 1999           DECEMBER 31, 1998           DECEMBER 31, 1997
                                   ------------------------    ------------------------    ------------------------
                                   WARRANTS    PRICE/SHARE     WARRANTS    PRICE/SHARE     WARRANTS    PRICE/SHARE
                                   --------    ------------    --------    ------------    --------    ------------
Beginning Balance...............     3,000     $8.00-$16.67      3,000     $8.00-$16.67        600     $ 8.00-$8.67
Warrants Issued.................                                                             2,400           $16.67
                                    ------                      ------                      ------
Ending Balance..................     3,000     $8.00-$16.67      3,000     $8.00-$16.67      3,000     $8.00-$16.67
                                    ------                      ------                      ------
                                    ------                      ------                      ------

B. 401K PLAN

     We have a defined contribution 401k Plan for substantially all full time employees. For the years ended December 31, 1999, 1998 and 1997, we made a 25% matching contribution for up to 6% of a participant's compensation, subject to certain limitations. Effective January 1, 2000, we will make a 50% matching contribution for up to 6% of a participant's compensation, subject to certain limitations. Our Company contribution vests over a five year period. Our contributions to date have not been significant.

C. EMPLOYEE STOCK PURCHASE PLAN

     In June 1998, our shareholders approved the adoption of our Qualified Employee Stock Purchase Plan which covers 1,125,000 shares of our common stock. The Employee Stock Purchase Plan permits employees and certain officers of Winstar to acquire shares of common stock at a discount of up to 15% below the then current market value of the common stock. The Employee Stock Purchase Plan became effective on October 12, 1998. As of December 31, 1999, 918,006 shares of our stock remain available for purchase under this plan.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--RELATED PARTY TRANSACTIONS

     In October 1998, one of our subsidiaries made loans to certain executive officers in the aggregate principal amount of $7.3 million. These loans were made with full recourse to the individuals and bore interest at 1% over the prime rate. The proceeds of these loans were used to repay margin debt which was secured by shares of our common stock owned by them. The entire principal and interest on these loans were repaid prior to December 31, 1998.

NOTE 13--SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 1999, 1998 and 1997 was approximately $71.2 million, $45.1 million and $21.1 million, respectively.

     During the year ended December 31, 1999, we completed the following material non-cash transactions: (i) the payment of in-kind dividends on the Series A Preferred Stock in the amount of $6.4 million; (ii) the payment or accretion of common stock dividends on the Series C Preferred Stock, Series D Preferred Stock and Series F Preferred Stock in the amounts of $29.7 million, $14.0 million, and $10.5 million, respectively; (iii) the acquisition of $291.8 million in property and equipment through capital leases; (iv) the issuance of 413,105 shares of our common stock, with a value of $13.5 million, in connection with the acquisition of several companies.

     During the year ended December 31, 1998, we completed the following material non-cash transactions: (i) the payment of in-kind dividends on the Series A Preferred Stock in the amount of $6.0 million; (ii) the payment or accretion of common stock dividends on Series C Preferred Stock and Series D Preferred Stock in the amount of $25.9 million and $11.0 million, respectively;
(iii) the acquisition of $45.9 million in property and equipment through capital leases; (iv) the issuance of 4.5 million shares of our common stock, with a value of $99.9 million, in connection with the acquisition of several companies, as well as spectrum licenses; (v) the issuance of 75,100 shares of our Series E Preferred Stock, with a value of $2.5 million, in connection with the acquisition of a company; (vi) the issuance of 2.25 million shares of our common stock, with a value of $60.3 million, in connection with the purchase of certain marketable equity securities.

     During the year ended December 31, 1997, we completed the following material non-cash transactions: (i) the payment of in-kind dividends on the Series A Preferred Stock of $5.3 million, (ii) the accretion of common stock dividends on Series C Preferred Stock of $0.6 million; (iii) the acquisition of $8.9 million in property and equipment through various capitalized leases; (iv) the issuance of 506,472 shares of our common stock with a value of $7.5 million in connection with the acquisition of spectrum licenses; (v) the issuance of 5,391,930 shares of our common stock with a value of approximately $75 million in connection with the acquisition of Milliwave Limited Partnership.

NOTE 14--BUSINESS SEGMENTS

     We are an integrated communications provider, and as such have two reportable operating segments. Our operating segments are managed separately and represent business units that offer different products and serve different markets. The Communications and Interactive Services segment derives its revenues by offering its customers a variety of individual and bundled services, including local and long distance voice services, high speed data transport, Internet access and other enhanced communications services. The Traditional Media Services segment derives its revenues by marketing and distributing information content and services in traditional markets, such as television, video, cable and radio. Substantially all of our revenue is attributable to customers in the United States, and all assets are predominately located in the United States. No one customer comprises more than 10% of our consolidated revenues. For the year ended December 31, 1999 shared administrative services provided to the business units were classified as Corporate Expenses. For the years ended December 31, 1998 and 1997 direct and certain indirect costs incurred by Corporate were allocated among the business units based upon the nature of the underlying costs.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--BUSINESS SEGMENTS--(CONTINUED)
     International activities, including joint ventures, as of December 31, 1999 were not material. Information relating to our reportable operating segments is as follows:

                            COMMUNICATIONS &    TRADITIONAL     TOTAL FOR     CORPORATE
                             INTERACTIVE          MEDIA        REPORTABLE     EXPENSES &    DISCONTINUED
                              SERVICES          SERVICES        SEGMENTS        ASSETS      OPERATIONS        TOTAL
                            ----------------    -----------    -----------    ----------    ------------    ----------
FOR THE YEAR ENDED
  DECEMBER 31, 1999
  External revenue.......      $  393,777         $51,860      $   445,637    $      --        $   --       $  445,637
  Segment operating
     loss................        (313,763)         (2,768)        (316,531)    (135,997)           --         (452,528)
  Interest expense.......           1,250           3,212            4,462      207,282            --          211,744
  Depreciation and
     amortization........         152,238           2,776          155,014          210            --          155,224
  EBITDA (1).............        (161,525)              8         (161,517)    (135,787)           --         (297,304)
  Segment assets.........       2,709,655          27,463        2,737,118      328,175            --        3,065,293
  Capital expenditures...       1,278,283           4,722        1,283,005           --            --        1,283,005
FOR THE YEAR ENDED
  DECEMBER 31, 1998
  External revenue.......      $  195,596         $48,851      $   244,447    $      --        $   --       $  244,447
  Segment operating
     loss................        (233,797)         (7,387)        (241,184)     (57,225)           --         (298,409)
  Interest expense.......             907             834            1,741      154,858            --          156,599
  Depreciation and
     amortization........          72,893           1,606           74,499          454            --           74,953
  EBITDA (1).............        (160,904)         (5,781)        (166,685)     (56,771)           --         (223,456)
  Segment assets.........         917,580          58,272          975,852      687,330            --        1,663,182
  Capital expenditures...         401,278             777          402,055          151            --          402,206
FOR THE YEAR ENDED
  DECEMBER 31, 1997
  External revenue.......      $   33,798         $37,352      $    71,150    $      --        $   --       $   71,150
  Segment operating
     loss................        (147,897)         (3,329)        (151,226)     (27,312)           --         (178,538)
  Interest expense.......           2,045              42            2,087       74,740           430           77,257
  Depreciation and
     amortization........          23,577           1,134           24,711          391            --           25,102
  EBITDA (1).............        (124,320)         (2,195)        (126,515)     (26,921)           --         (153,436)
  Segment assets.........         394,002          30,376          424,378      548,311         1,145          973,834
  Capital
     expenditures........         219,875             612          220,487        1,709            --          222,196

------------------

(1) EBITDA represents losses from continuing operations before interest, income taxes, depreciation and amortization and other income (expense).

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Our unaudited quarterly financial data for 1999 and 1998 are as follows:

                                                                               QUARTER ENDED 1999
                                                              -----------------------------------------------------
                                                              MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                              ---------    ---------    ------------    -----------
                                                                                 (IN THOUSANDS)
Operating revenues.........................................   $  88,093    $  96,505     $  119,535      $ 141,504
Operating expenses:
  Cost of services and products............................      67,942       73,353         83,555         91,412
  Selling, general and administrative expenses.............      99,921      106,242        108,601        111,915
  Depreciation and amortization............................      28,483       34,818         42,976         48,947
                                                              ---------    ---------     ----------      ---------
Total operating expenses...................................     196,346      214,413        235,132        252,274
                                                              ---------    ---------     ----------      ---------
Operating loss.............................................   $(108,253)   $(117,908)    $ (115,597)     $(110,770)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------
Net loss applicable to common stockholders.................   $(165,103)   $(175,379)    $ (178,867)     $(180,418)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------
  EBITDA...................................................   $ (79,770)   $ (83,090)    $  (72,621)     $ (61,823)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------
Basic and diluted loss per share:
  From continuing operations...............................   $   (2.48)   $   (2.35)    $    (2.18)     $   (2.19)
  From discontinued operations.............................          --           --             --             --
                                                              ---------    ---------     ----------      ---------
Net loss per share.........................................   $   (2.48)   $   (2.35)    $    (2.18)     $   (2.19)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------

                                                                               QUARTER ENDED 1998
                                                              -----------------------------------------------------
                                                              MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                              ---------    ---------    ------------    -----------
                                                                                 (IN THOUSANDS)
Operating revenues.........................................   $  45,978    $  56,230     $   61,146      $  81,093
Operating expenses:
  Cost of services and products............................      41,252       45,225         45,722         72,549
  Selling, general and administrative expenses.............      52,492       59,139         63,764         87,760
  Depreciation and amortization............................      11,399       16,895         20,372         26,287
                                                              ---------    ---------     ----------      ---------
     Total operating expenses..............................     105,143      121,259        129,858        186,596
                                                              ---------    ---------     ----------      ---------
Operating loss.............................................   $ (59,165)   $ (65,029)    $  (68,712)     $(105,503)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------
Net loss applicable to common stockholders.................   $ (93,157)   $(105,585)    $ (134,051)     $(154,899)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------
EBITDA.....................................................   $ (47,766)   $ (48,134)    $  (48,340)     $ (79,216)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------
Basic and diluted loss per share:
  From continuing operations...............................   $   (1.67)   $   (1.84)    $    (1.89)     $   (2.53)
  From discontinued operations.............................       (0.06)       (0.01)         (0.35)            --
                                                              ---------    ---------     ----------      ---------
Net loss per share.........................................   $   (1.73)   $   (1.85)    $    (2.24)     $   (2.53)
                                                              ---------    ---------     ----------      ---------
                                                              ---------    ---------     ----------      ---------

NOTE 16--DISCONTINUED OPERATIONS

A. WINSTAR GLOBAL PRODUCTS

     On May 13, 1997, a formal plan of disposal for our consumer products subsidiary, Winstar Global Products, Inc. was approved by the Board of Directors. The disposal of Global Products was accounted for as a discontinued operation and, accordingly, this operation was carried at its estimated net realizable value. In November 1998, we entered into an asset purchase agreement and sold the remaining assets of Global Products. Under the agreement, we received certain assets recorded at a nominal value. Accordingly, we recorded an additional loss on the disposition of Global Products of $16.8 million.

                          WINSTAR COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--DISCONTINUED OPERATIONS--(CONTINUED)
B. WINSTAR GATEWAY NETWORK

     In November 1998, a formal plan of disposal for Winstar Gateway Network, Inc. our residential long distance subsidiary, was approved by management. All residential phone service (other than to employees) was terminated prior to September 30, 1999, and disposal of this operation was completed in the fourth quarter of 1999. The disposal of Gateway was accounted for as a discontinued operation and accordingly, its net liabilities have been segregated from the net assets of continuing operations in the accompanying consolidated balance sheets and its operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Cumulative losses from the measurement date through December 31, 1999 were $2.6 million compared to an accrued phase out loss of $4.2 million.

NOTE 17-- CONDENSED FINANCIAL INFORMATION OF WINSTAR EQUIPMENT CORP. AND WINSTAR EQUIPMENT II CORP.

     Our wholly-owned subsidiaries, WEC and WEC II, each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property, received $200.0 million and $50.0 million in gross proceeds, respectively, from the issuance and sale of 12 1/2% Guaranteed Senior Secured Notes in placements of debt in March and August of 1997, respectively (see Note 5).

     WEC and WEC II have no independent operations other than to purchase designated equipment to lease to our other telecommunications subsidiaries. Given this operating environment, it is unlikely, in the opinion of management, that WEC or WEC II will generate sufficient income, after the payment of interest on the WEC and WEC II Notes, to pay dividends or make other distributions to the Company.

     Summary financial information of WEC and WEC II, which are included in our consolidated financial statements of the Company, are as follows (in thousands):

     Balance sheet information at December 31:

                                                                              WEC                    WEC II
                                                                      --------------------    --------------------
                                                                        1999        1998        1999        1998
                                                                      --------    --------    --------    --------
Current assets.....................................................   $ 12,641    $ 40,533    $  3,145    $  1,025
Long-term assets...................................................    219,695     186,939      40,187      50,891
Current liabilities................................................     (7,561)     (9,388)     (1,824)     (5,941)
Long-term debt.....................................................   (200,000)   (200,000)    (50,000)    (50,000)
Due to parent......................................................    (67,263)    (45,130)     (1,900)     (1,900)
                                                                      --------    --------    --------    --------
Stockholders' deficit..............................................   $(42,488)   $(27,046)   $(10,392)   $ (5,925)
                                                                      --------    --------    --------    --------
                                                                      --------    --------    --------    --------

     Statements of operations information for WEC and WEC II for the years ended December 31, 1999 and December 31, 1998, are as follows (in thousands):

                                                                      WEC                            WEC II
                                                          ----------------------------    ----------------------------
                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1999            1998            1999            1998
                                                          ------------    ------------    ------------    ------------
Rental revenues from other Winstar subsidiaries........     $  4,281        $  2,667        $    501        $     --
Interest income from other Winstar subsidiaries........       12,747           6,538           2,498              --
Interest income--investments...........................           --           3,213              --           2,068
Selling, general and administrative expenses...........       (6,542)         (3,976)           (964)            (24)
Interest expense.......................................      (25,928)        (24,415)         (6,502)         (6,484)
                                                            --------        --------        --------        --------
Net loss...............................................     $(15,442)       $(15,973)       $ (4,467)       $ (4,440)
                                                            --------        --------        --------        --------
                                                            --------        --------        --------        --------

     We have not presented separate financial statements for WEC or WEC II because we have determined that such information would not provide any material information that is not already presented in our consolidated financial statements.

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders
Winstar Communications, Inc.

In connection with our audit of the consolidated financial statements of Winstar Communications, Inc. and Subsidiaries referred to in our report dated February 10, 2000, which is included in this Annual Report on Form 10-K, we have also audited Schedule II for the years ended December 31, 1999, 1998 and 1997.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
February 10, 2000

                          WINSTAR COMMUNICATIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                    COLUMN A                        COLUMN B       COLUMN C             COLUMN D         COLUMN E
-------------------------------------------------   ---------    ------------------    -------------    --------------
                                                     BALANCE         ADDITIONS
                                                       AT             CHARGED
                                                    BEGINNING       TO COSTS AND                         BALANCE AT END
                   DESCRIPTION                      OF PERIOD    EXPENSES AND OTHER    DEDUCTIONS(b)      OF PERIOD
-------------------------------------------------   ---------    ------------------    -------------    --------------
Reserves deducted from assets to which they
  apply:
Year ended December 31, 1999
  Allowance for doubtful accounts(a).............    $12,869          $ 22,969            $19,941          $ 15,897
                                                     -------          --------            -------          --------
                                                     -------          --------            -------          --------

Year ended December 31, 1998

  Allowance for doubtful accounts(a).............    $ 2,814          $ 22,692            $12,637          $ 12,869
                                                     -------          --------            -------          --------
                                                     -------          --------            -------          --------

Year ended December 31, 1997

  Allowance for doubtful accounts(a).............    $   428          $  3,964            $ 1,578          $  2,814
                                                     -------          --------            -------          --------
                                                     -------          --------            -------          --------

------------------
(a) Deducted from accounts receivable (excludes amounts relating to discontinued operations)

(b) Uncollectible accounts receivable charged against allowance