Form 10-K405/A
period 1999-12-31
WINSTAR COMMUNICATIONS INC
filed 2000-05-01
CIK 868797

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          AMENDMENT NO. 1 TO FORM 10-K
                                       ON
                                 FORM 10-K405/A
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10726


                          WINSTAR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                         13-3585278
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes  X   No ____
                           ---

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

                  The registrant hereby amends items 10, 11 12 and 13 of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto.

PART III

     Item 10. Directors and Executive Officers of the Registrant


Directors and Executive Officers

         William J. Rouhana, Jr., 47, has been a director of Winstar since its inception, its Chairman of the Board since February 1991, and its Chief Executive Officer since May 1994. Mr. Rouhana was President and Chief Executive Officer of Winstar Companies, Inc., a merchant banking firm which focused on media and telecommunications investments ("Winstar Companies"), and its affiliates from 1983 until November 1995. Through Winstar Companies, he served, from August 1987 to February 1989, as Vice Chairman of the Board and Chief Operating Officer of Management Company Entertainment Group, Inc., a diversified distributor of entertainment products, and thereafter as its Vice Chairman of the Board until May 1990. Mr. Rouhana was in private legal practice from 1977 to 1984, specializing in the financing of entities involved in the development of entertainment products and information services. Mr. Rouhana is a former Vice Chairman of the Board of Governors of the United Nations Association and is a member of the Board of Directors of Business Executives for National Security. He also co-founded and is co-Chairman of the Humpty Dumpty Institute and a member of the Board of Trustees of Colby College. He is a Phi Beta Kappa graduate of Colby College, a Thomas J. Watson Fellow (1972-1973) and a graduate of Georgetown University School of Law.

         Nathan Kantor, 57, has been a director of Winstar since October 1994 and President and Chief Operating Officer of Winstar since September 1995. From 1991 to September 1995, Mr. Kantor was President of ITC Group, Inc. ("ITC"), a company that specialized in the development of emerging competitive telecommunications companies. Through ITC Mr. Kantor, coordinated all of Winstar's communications operations from June 1994 to September 1995. From January 1985 to December 1990, he was President of MCI Telecommunications Corporation (Northeast Division). Mr. Kantor was a founder of MCI International, Inc., and served as its President and Chief Operating Officer from its founding in July 1982 to December 1984. From 1972 to 1982, Mr. Kantor held a number of senior management positions with MCI Communications, including Vice President of National Operations. Mr. Kantor also is currently the Chairman of the Board and Chief Executive Officer of Image Telecommunications Corp., a company involved in the development of information and video servers. Mr. Kantor is a graduate of Florida State University and the United States Military Academy at West Point.

         Timothy R. Graham, 50, has served as Executive Vice President, General Counsel and Secretary of Winstar since October 1994 and has been a director of Winstar since January 1999. Prior to 1994, Mr. Graham was engaged in the practice of law, specializing in corporate finance, regulatory and business law. Mr. Graham is a member of the Board of Advisors of the Instructional Television Station of the Archdiocese of New York and a director of the American Electronics Association. Mr. Graham is a graduate of Fordham Law School and the Georgetown University School of Foreign Service.

         James I. Cash, 52, has been a director of Winstar since January 1997. Professor Cash has been a member of the faculty of Harvard Business School since 1976, having taught in its Masters of Business Administration, Management Development, Global Leadership and Advanced Management programs. Professor Cash currently serves as a trustee for Massachusetts General Hospital and Partners Healthcare, overseer for the Boston Museum of Science, and is a member of the Board of Directors of Cambridge Technology Partners, The Chubb Corporation, General Electric Company, Knight-Ridder, Inc. and State Street Bank and Trust Company. Professor Cash has authored numerous articles and several books on topics related to information technology and corporate management and structure. Professor Cash is a graduate of Texas Christian University, Purdue University's Graduate School of Mathematical Sciences and Purdue University's Krannert Graduate School of Management.

         Steven B. Magyar, 51, has been a director of Winstar since June 1993. Since May 1994, Mr. Magyar has owned and operated a private business which specializes in financial services for high net worth individuals and business owners. From 1989 to May 1994, Mr. Magyar was a regional vice president of CIGNA Insurance Co. and during the preceding fifteen years held various sales and sales management positions with CIGNA. Mr. Magyar has served on CIGNA's strategic business development committee and has been a guest lecturer at New York University. Mr. Magyar also is a Certified Life Underwriter and Chartered Financial Consultant with the American College of Insurance. Mr. Magyar is a member of the National Association of Underwriters and the American Society of CLU and ChFC. Mr. Magyar is a graduate of Colby College.

         Hartley R. Rogers, 40, has been a director of Winstar since February 2000. Mr. Rogers has been Managing Director and Co-Head of Credit Suisse First Boston Equity Partners, L.P., a $2.75 billion private equity fund based in New York City, since its inception in 1998. Mr. Rogers was previously Managing Director and Head of the Private Investment Department at Morgan Stanley Dean Witter & Co. where he managed the Princes Gate Investors private equity funds and the Morgan Stanley Bridge Fund, LLC, a high-yield bridge lending entity. Prior to that time, Mr. Rogers was President of J.G. Fogg & Co. Incorporated, a venture capital firm, and an investment banker at Morgan Stanley & Co. Incorporated. He received an A.B. from Harvard College and an M.B.A. from the Harvard Business School.

         Lawrence B. Sorrel, 41, has been a director of Winstar since February 2000. Mr. Sorrel has been a General Partner at Welsh, Carson, Anderson & Stowe VIII, L.P., a New York City-based private equity investment firm, since joining that firm in 1998. For the previous twelve years, he worked in the private equity business at Morgan Stanley Dean Witter & Co. where he was a Managing Director and one of the senior executives responsible for the firm's private equity investment activities. He is Chairman of the Board of Directors of SpectraSite Holdings, and a member of the Board of Directors of Emmis Communications, Valor Telecommunications, Westminster Healthcare, and Select Medical Corporation. He holds a B.A. from Brown University and J.D. and M.B.A. degrees from Harvard University.

         William J. vanden Heuvel, 70, has been a director of Winstar since June 1995. Since 1984, he has served as Senior Advisor to Allen & Co., an investment banking firm, as well as counsel to the law firm Stroock & Stroock & Lavan. He served as a director of Time Warner from 1981 to 1993 and currently is a director of Zemex Corp., a New York Stock Exchange listed company engaged in the mining and exploitation of industrial minerals. Ambassador vanden Heuvel also has been a member of the IRC Group, a Washington D.C.-based consulting group made up of former United States ambassadors, since 1981. From 1979 to 1981, Ambassador vanden Heuvel served as United States Deputy Permanent Representative to the United Nations. From 1977 to 1979, he served as United States Ambassador to the European Office of the United Nations and various other international organizations. He was Special Assistant to United States Attorney General Robert
F. Kennedy from 1961 to 1964. Ambassador vanden Heuvel is a graduate of Deep Springs College, Cornell University and Cornell Law School. He is Chairman of the Franklin and Eleanor Roosevelt Institute and Chairman of the Council of American Ambassadors and Vice Chair of the World Federation of the United Nations Associations.

         Bert Wasserman, 67, has been a director of Winstar since June 1995. Mr. Wasserman served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc. ("Warner Communications") from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is director of several investment companies in the Dreyfus Family of Funds. He is a director of Malibu Entertainment, Inc., Lillian Vernon Corporation and PSC Inc. He is a graduate of Baruch College and Brooklyn Law School.

         Richard J. Uhl, 59, has been the President and Chief Operating Officer of Winstar for Buildings since joining Winstar in December 1997. In November, 1999, Mr. Uhl was also appointed Group Executive and Chief Financial Officer. Before joining Winstar, Mr. Uhl was a member of the Board of Directors of Frontier Corporation, a position he assumed when ALC Communications Corporation ("ALC") merged with Frontier in 1995. Mr. Uhl previously served on ALC's board for four years, and was Vice President, Controller and Treasurer of MCI Communications Corporation for seven years. Mr. Uhl served as President and Board Member of Chicago Holdings, Inc., a privately-owned investment banking firm, for 12 years. Mr. Uhl holds a masters degree from the New York University Graduate School of Business Administration and a bachelor's degree from Muhlenberg College.

         David W. Ackerman, 55, has been Group Executive of Winstar Network & Systems Services since November 1999. Prior to that time, since joining Winstar in 1994, Mr. Ackerman served as Executive Vice President of Winstar and President of various Winstar operating units in the areas of network development and construction, engineering and business development. Before joining Winstar, Mr. Ackerman served as Senior Vice President of Mobile Telecommunication Technologies and he also held a number of senior positions at MCI Communications. Prior to joining MCI, Mr. Ackerman held positions with GTE, Rochester Telephone Company and New York Telephone. Mr. Ackerman is a former Executive Director of the United Negro College Fund and a former director of the Cellular Telecommunications Industry Association, Telocator and the Association for Local Telecommunications Services. Mr. Ackerman, a licensed professional engineer, holds a bachelor's and a master's degree in electrical engineering from Cornell University and attended the University of Rochester Graduate School of Management.


Director Compensation

         We pay each outside director $500 for his attendance at each meeting of a Board committee of which he is a member and $1,000 for his attendance at each meeting of our Board as well as annual compensation in an amount of $10,000. In addition, on January 13th of each year during the term of our 1992 Performance Equity Plan (the "1992 Equity Plan"), assuming there are enough shares then available for grant under the 1992 Equity Plan, we award each person who is then a member of our Board stock options to purchase 15,000 shares of our Common Stock with an exercise price equal to the market price of our common stock at that time (as determined in accordance with the 1992 Equity Plan). These options are immediately exercisable as of the date of grant and have a term of ten years.

Compliance with Exchange Act Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and, in the case of directors and executive officers, written representations that no other reports were required during the year ended December 31, 1999, all filings under Section 16(a) were made as required.

Item 11. Executive Compensation

         The following table shows the compensation for the years ended December 31, 1999, 1998 and 1997 earned by (i) William J. Rouhana, Jr., our Chairman and Chief Executive Officer, (ii) Nathan Kantor, Timothy R. Graham, Richard J. Uhl and David Ackerman, our other executive officers, and (iii) Charles T. Dickson, our former Executive Vice President and Chief Financial Officer who resigned in October 1999 (all of these executive officers are referred to collectively as the "named executive officers"). All share amounts and prices reflect our 3-for-2 Common Stock split, which was effected by us on March 2, 2000 in the form of a 50% Common Stock dividend (the "Stock Split").

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                                                           Annual Compensation                Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                                          Restricted       Securities
                                                 Salary     Bonus         Other Annual       Stock         Underlying
Name and principal position             Year        ($)       ($)(1)    Compensation ($)  Awards ($)      Options (#)
------------------------------------ ----------- ---------- ----------- ----------------- ------------ -------------------

William J. Rouhana, Jr.                 1999       537,002     858,587        67,543 (2)            -      165,000 (1)(4)
Chairman of the Board and               1998       554,387     750,000                 -            -    1,365,000 (3)(4)
Chief Executive Officer                 1997       483,658     500,000                 -            -       15,000 (4)
--------------------------------------------------------------------------------------------------------------------------

Nathan Kantor                           1999       524,363     645,000                 -            -      115,000 (1)(4)
President and Chief Operating           1998       519,237     625,000                 -            -      765,000 (3)(4)
Officer                                 1997       448,085     450,000                 -            -       15,000 (4)
--------------------------------------------------------------------------------------------------------------------------

Timothy R. Graham                       1999       316,820     300,000                 -      312,900      200,000 (1)(4)
Executive Vice President, General       1998       284,416     220,000                 -            -      121,500 (1)
Counsel and Secretary                   1997       225,000     225,000                 -            -                 -0-
--------------------------------------------------------------------------------------------------------------------------

Richard J. Uhl                          1999       332,043     300,000                 -       74,000      602,500 (1)
Group Executive and Chief Financial     1998       311,526     190,000                 -            -       75,000 (1)
Officer                                 1997        11,538      30,000                 -            -      337,500 (5)
--------------------------------------------------------------------------------------------------------------------------
David W. Ackerman                       1999       315,379     300,000                 -      521,500      415,000 (1)
Group Executive, Winstar Network        1998       300,456     225,000                 -            -      121,500 (1)
& Systems Services                      1997       253,071      90,000                 -            -      112,500 (1)
--------------------------------------------------------------------------------------------------------------------------
Charles T. Dickson
Former Executive Vice                   1999       306,455         -0-                 -            -            -
President                               1998       321,921     150,000                 -            -        1,500
and Chief Financial Officer (6)         1997        11,923      30,000                 -            -      375,000 (5)
--------------------------------------------------------------------------------------------------------------------------



-----------------------------

(1) Represents or includes bonuses paid or stock options granted as compensation for the year indicated, the payment or grant of which was made in the subsequent calendar year.

(2) Includes company paid insurance premiums, personal use of company aircraft ($55,439) and the company matching contribution under its 401(k) plan, payable in Winstar common stock.

(3) Includes options to purchase shares of Common Stock granted pursuant to the terms of the executive's employment agreement entered into in such year. See "Employment Agreements."

(4) Includes or represents options to purchase 15,000 shares of Common Stock granted annually to directors of Winstar under the 1992 Equity Plan. See "Stock Option Plans."

(5) Granted in connection with the commencement of the named executive's employment with Winstar.

(6) Mr. Dickson resigned as Executive Vice President and Chief Financial Officer of Winstar in October 1999.

         Except where indicated, Winstar cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to its employees, or the extent to which benefits are personal rather than business. Winstar has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to each individual named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individual, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

                              OPTION GRANTS IN 1999

         The following table sets forth certain information concerning individual grants of stock options during 1999 to each of the named executive officers. All share amounts and prices reflect the Stock Split.


------------------------------------------------------------------------------------------------- ---------------------------------


                                                                                                   Potential Realizable Value At
                                                                                                   Assumed Annual Rates of Stock
                                       Individual Grants                                           Price Appreciation for Option
                                                                                                                Term
------------------------------------------------------------------------------------------------- ---------------------------------
------------------------------ -------------- ----------------- --------------- ----------------- ----------------- ---------------
                                 Number of       Percent of
                                Securities      Total Options
                                Underlying       Granted to
                                  Options        Employees in    Exercise or
            Name                 Granted (#)    Fiscal Year (%)  Base Price ($)  Expiration Date        5% ($)          10% ($)
------------------------------------------------------------------------------------------------- ---------------------------------


William J. Rouhana, Jr.               15,000             .1310     27.1667          1/13/09                256,274         649,450
 Chairman of the Board and
 Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------------------

Nathan Kantor                         15,000             .1310     27.1667          1/13/09                256,274         649,450
 President and Chief
 Operating Officer
-----------------------------------------------------------------------------------------------------------------------------------

                                      15,000             .1310     27.1667          1/13/09                256,274         649,450
Timothy R. Graham                    120,000            1.0477     28.0000            (2)                  606,688       1,883,827
Executive Vice President,            150,000            1.3097     41.3330            (3)                2,108,591       4,783,674
General Counsel and Secretary        -------            ------                                           ---------       ---------
                                     285,000            2.4884                                           2,971,554       7,316,952
-----------------------------------------------------------------------------------------------------------------------------------

                                      75,000             .6548     28.0000            (2)                  379,180       1,177,392
Richard J. Uhl                       337,500            2.9467     24.6667            (4)                2,300,047       5,082,502
Group Executive and Chief            225,000            1.9645     41.3333            (3)                3,162,886       7,175,511
Financial Officer                    -------            ------                                           ---------       ---------
                                     637,500            5.5661                                           5,842,114      13,435,406

-----------------------------------------------------------------------------------------------------------------------------------

David W. Ackerman                    120,000            1.0477     28.0000            (2)                  606,688       1,883,827
Group Executive,                     225,000            1.9645     41.3333            (3)                3,162,886       7,175,511
Winstar Network                      150,000            1.3097     24.6667            (4)                1,022,243       2,258,890
& Systems Services                   -------            ------                                           ---------       ---------
                                     495,000            4.3219                                           4,791,818      11,318,229
-----------------------------------------------------------------------------------------------------------------------------------

Charles T. Dickson                       -0-               -0-       N/A              N/A                      N/A             N/A
Former Executive Vice
President and  Chief
Financial Officer (1)
-----------------------------------------------------------------------------------------------------------------------------------


------------------

(1) Mr. Dickson resigned as Executive Vice President and Chief Financial Officer of Winstar in October 1999.
(2) These options vest in equal annual installments over five years and expire five years after vesting.
(3) These options vest in varying installments over ten years and expire five years after vesting.
(4) These options vest in equal annual installments over three years and expire five years after vesting.

                     AGGREGATED OPTION EXERCISES IN 1999 AND
                          FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information concerning exercises of stock options during 1999 by each of the named executive officers and the fiscal year-end value of unexercised options held by such persons. All share amounts and prices reflect the Stock Split.

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Value          Number of Securities              Value of Unexercised
                                     Shares         Realized        Underlying Unexercised           In-The-Money Options at
                                    Acquired         ($'s in              Options At                   Fiscal Year-End (1)
             Name                On Exercise (#)   thousands)         Fiscal Year-End (#)               ($'s in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Exercisable   Unexercisable    Exercisable      Unexercisable
                                                                 ------------------------------------------------------------------
William J. Rouhana, Jr.
Chairman of the Board and
Chief Executive Officer                      --             --      2,070,000         525,000         74,631               12,081
-----------------------------------------------------------------------------------------------------------------------------------

Nathan Kantor
President and Chief
Operating Officer                        450,000          9,042      1,727,674         280,374         63,849                6,246
-----------------------------------------------------------------------------------------------------------------------------------

Timothy R. Graham
Executive Vice President,
General Counsel and Secretary                 --             --        120,300         293,700          4,709                4,611
-----------------------------------------------------------------------------------------------------------------------------------

Richard J. Uhl
Group Executive and
Chief Financial Officer                   45,000          1,124         90,000         840,000          3,203               18,665
-----------------------------------------------------------------------------------------------------------------------------------
David W. Ackerman
Group Executive,
Winstar Network  &
Systems Services                         150,000          2,796        637,800         496,200         26,897                7,896
-----------------------------------------------------------------------------------------------------------------------------------

Charles T. Dickson
Former Executive Vice
President and  Chief Financial
Officer (2)                               75,000            975         75,300               0          2,829                    0
-----------------------------------------------------------------------------------------------------------------------------------



------------------------

(1) Represents the difference between the aggregate market value at December 30, 1999 of the Common Stock underlying the options, based on a last sale price of $48.9167 on that date, and the options' aggregate exercise prices.

(2) Mr. Dickson resigned as Executive Vice President and Chief Financial Officer of Winstar in October 1999.

Employment Agreements

         On January 6, 1998, Mr. Rouhana and Winstar entered into a new three-year employment agreement, effective March 1, 1998, pursuant to which Mr. Rouhana continues to serve as Winstar's Chairman of the Board and Chief Executive Officer. The employment agreement provides for a minimum annual base salary of $537,500, with annual increases as agreed upon by Winstar and Mr. Rouhana. The employment agreement also provides that Mr. Rouhana is eligible for an annual cash bonus, payable at the discretion of the Compensation Committee, not to exceed 150% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Rouhana was granted: (i) immediately exercisable options to purchase 450,000 shares of Common Stock for $17.33 per share, the closing sale price of the Common Stock on the day immediately preceding the agreement date; (ii) options to purchase 450,000 shares of Common Stock which vested on January 6, 1999, of which 150,000 are exercisable at a price of $17.33 per share and 300,000 are exercisable at a price of $26 per share; and (iii) options to purchase 450,000 shares of Common Stock which vested on January 6, 2000, of which 150,000 are exercisable at a price of $17.33 per share and 300,000 are exercisable at a price of $34.67 per share.

         Nathan Kantor became President and Chief Operating Officer of Winstar in September 1995, when he entered into a three-year employment agreement with Winstar. In September 1998, Mr. Kantor entered into a new three-year employment agreement with Winstar. The employment agreement provides for a minimum annual base salary of $518,350, with annual increases as agreed upon by Winstar and Mr. Kantor. The employment agreement also provides that Mr. Kantor is eligible for an annual cash bonus, payable at the discretion of the Chief Executive Officer and the Compensation Committee, not to exceed 125% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Kantor was granted: (i) immediately exercisable options to purchase 250,000 shares of Common Stock for $17.33 per share, which is greater than the $14.33 closing sale price of the Common Stock on the business day immediately preceding the agreement date; (ii) options to purchase 250,376 shares of Common Stock which vested on September 6, 1999, of which 83,709 are exercisable at a price of $17.33 per share and 166,667 are exercisable at a price of $26 per share; and
(iii) options to purchase 166,667 shares of Common Stock which vest on September 6, 2000, of which 83,709 are exercisable at a price of $17.33 per share and 166,665 are exercisable at a price of $34.67 per share.


                  In April 1997, Winstar entered into Executive Severance Agreements (each a "Severance Agreement") with each of the named executive officers and certain other senior officers of Winstar and its subsidiaries. The Severance Agreement generally provides that, if during the two years following a Change of Control or potential Change of Control of Winstar (each as defined in the Severance Agreement), either (A) the covered executive's employment is terminated by Winstar (other than due to the executive's death or Disability or for Cause, as defined in the Severance Agreement) or (B) the covered executive terminates his or her employment with Winstar for Good Reason (as defined in the Severance Agreement), then such executive will be entitled to receive certain severance benefits, including a cash severance payment equal to one and one-half times the aggregate of (i) such executive's annual base salary then in effect plus (ii) such executive's average full-year bonus over the prior two years. Additional benefits to which a covered executive would be entitled include continued medical and other insurance benefits for one and one-half years following termination and career outplacement services. As defined in the Severance Agreement, "Change of Control of Winstar" generally means that a third party has acquired 35% or more of Winstar's voting stock (whether through a stock purchase, exchange, tender offer or merger) or substantially all of Winstar's assets. A "potential Change of Control" of Winstar would occur if: (w) an agreement is entered into, the consummation of which would result in a Change of Control; (x) a third party makes a public announcement of an intention to take action that, if consummated, would result in a Change of Control of Winstar; (y) Winstar's Stockholder Rights Plan is triggered; or (z) the Board makes a good faith determination that a potential Change of Control has occurred. The Severance Agreement has an initial term of three years and renews automatically for successive one-year terms unless Winstar notifies the covered executive within six months prior to the end of the then current term that the Severance Agreement will terminate at the end of such term.

Compensation Committee Interlocks and Insider Participation

The Board's Compensation Committee is composed of Mr. Magyar, Mr. vanden Heuvel, Professor Cash and Mr. Sorrel. No executive officer of Winstar sits on the compensation committee of another entity, one of whose executive officers serves as a director of Winstar or on Winstar's Compensation Committee, nor does any executive officer of Winstar serve as a director of another entity, one of whose executive officers serves on Winstar's Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The table and accompanying footnotes on the following pages set forth certain information as of April 28, 2000 with respect to the ownership of our Common Stock and Series G Senior Cumulative Participating Convertible Preferred Stock (the "Series G Preferred Stock") by: (i) those persons or groups who beneficially own more than 5% of Winstar's Common Stock or Series G Preferred Stock, (ii) each director and named executive officer of Winstar and (iii) all directors and executive officers of Winstar as a group (in each case, based upon information furnished by such persons). These percentages do not give effect to the outstanding Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") which votes with our Common Stock on all matters. Shares of Common Stock issuable upon (A) exercise of options which are currently exercisable or exercisable within 60 days of the date of this Report and (B) conversion of the Series G Preferred Stock have been included in the following table with respect to the beneficial ownership of such options or Series G Preferred Stock, but not with respect to any other persons listed below. All share amounts and prices reflect the Stock Split.

Common Stock

                                               Number of Shares              Percent
Name and Address of Beneficial Owner          Beneficially Owned        Beneficially Owned
------------------------------------          ------------------        ------------------

William J. Rouhana, Jr. (1)                          3,756,465 (2)             4.4

Nathan Kantor (1)                                    1,782,636 (3)             2.1

Timothy R. Graham (1)                                  585,378 (4)             1.0

Richard J. Uhl (1)                                     111,000 (5)              *

David W. Ackerman(1)                                   694,800 (6)             1.0

Steven B. Magyar
Two Pine Point
Lloyd Harbor, New York 11742                           127,280 (7)              *

William J. vanden Heuvel
812 Park Avenue
New York, New York 10021                                111,000(8)              *

Bert Wasserman
126 East 56th Street
New York, New York 10022                                150,000(9)              *

James I. Cash
Harvard University
Graduate School of Business Administration
Baker Library 187, Soldiers Field Road
Boston, Massachusetts 02163                             45,000(10)              *

Hartley R. Rogers                                    8,906,477(11)             9.6
c/o Credit Suisse First Boston
11 Madison Avenue
New York, NY 10010


Lawrence B. Sorrel                                   5,275,378(12)             6.0
c/o Welsh, Carson, Anderson & Stowe VIII, L.P.
320 Park Avenue, Suite 2500
New York, New York 10022


                                               Number of Shares              Percent
Name and Address of Beneficial Owner          Beneficially Owned        Beneficially Owned
------------------------------------          ------------------        ------------------

FMR Corp.                                            8,222,507(13)             9.9
82 Devonshire Street
Boston, MA  02019

GBU Inc.
GEM Capital Management, Inc.
Gerald B. Unterman                                   7,842,518(14)             9.3
70 East 55th Street
New York, NY  10022

Credit Suisse First Boston                           8,906,477(15)             9.6
11 Madison Avenue
New York, NY 10010

Putnam Investments, Inc.                             5,992,706(16)             7.3
One Post Office Square
Boston, Massachusetts 02109

Welsh, Carson, Anderson & Stowe VIII, L.P.           5,292,045(17)             6.0
320 Park Avenue, Suite 2500
New York, New York

Janus Capital Corporation                            8,743,298(18)             10.6
100 Fillmore Street
Denver, Colorado 80206-4923

All Directors and Executive
Officers as a Group (11 persons)                     7,345,715(19)             8.6




Series G Preferred Stock

                                               Number of Shares            Percent of
Name and Address of Beneficial Owner          Beneficially Owned              Class
------------------------------------          ------------------        ------------------
Credit Suisse First Boston                             400,000(15)             44.4
11 Madison Avenue
New York, NY 10010

Microsoft Corporation                                  250,000                 27.8
One Microsoft Way
Redmond, Washington 98052

Welsh, Carson, Anderson & Stowe VIII, L.P.             250,000(17)             27.8
320 Park Avenue, Suite 2500
New York, New York 10022




------------------

*        Less than 1%.

         (1) The address of this person is c/o Winstar Communications, Inc., 685 Third Avenue, New York, New York 10017.

         (2) Includes (i) 2,347,500 shares of Common Stock issuable upon exercise of certain options and (ii) 193,125 shares of Common Stock issuable upon exercise of certain options owned by Mr. Rouhana's spouse, as to which Mr. Rouhana disclaims beneficial ownership. Does not include (i) 37,500 shares of Common Stock issuable upon exercise of options which become exercisable in March 2001 or (ii) 150,000 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in March 2001. Mr. Rouhana has agreed that, during the term of Nathan Kantor's employment agreement with Winstar, he would vote all shares of Common Stock he controls in favor of Mr. Kantor as a director of Winstar.

         (3) Includes 1,757,674 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 15,000 shares of Common Stock issuable upon exercise of options which become exercisable in March 2001, (ii) 250,374 shares of Common Stock issuable upon exercise of options which become exercisable in September 2000 or (iii) 100,000 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in March 2001.

         (4) Includes 166,800 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 15,000 shares of Common Stock issuable upon exercise of options which become exercisable in two equal annual installments commencing in March 2001, (ii) 1,200 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in October 2000, (iii) 96,000 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in April 2001, (iv) 37,500 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in December 2000, (v) 112,500 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in December 2005, (vi) 7,200 shares of Common Stock which vest in four equal annual installments commencing in December 2000 or
(vii) 35,000 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in March 2001.

         (5) Includes 105,000 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 202,500 shares of Common Stock issuable upon exercise of options which become exercisable in three equal annual installments commencing in December 2000, (ii) 60,000 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in April 2001, (iii) 337,500 shares of Common Stock issuable upon exercise of options which become exercisable in three equal annual installments commencing in October 2000, (iv) 56,250 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in December 2000, (v) 168,750 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in December 2005 or (vi) 40,000 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in March 2001.

         (6) Includes 661,800 shares of Common Stock issuable upon exercise of certain options. Does not include (i) 1,200 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in October 2000, (ii) 96,000 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in April 2001, (iii) 56,250 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in December 2000, (iv) 168,750 shares of Common Stock issuable upon exercise of options which become exercisable in five equal annual installments commencing in December 2005, (v) 150,000 shares of Common Stock issuable upon exercise of option which become exercisable in three equal annual installments commencing in October 2000, (vi) 12,000 shares of Common Stock which vest in four equal installments commencing in December 2000 or (vii) 40,000 shares of Common Stock issuable upon exercise of options which become exercisable in four equal annual installments commencing in March 2001.

         (7) Includes (i) 1,500 shares of Common Stock owned by Mr. Magyar's spouse, as to which Mr. Magyar disclaims beneficial ownership, (ii) 3,786 shares of Common Stock owned by benefit plans of which Mr. Magyar is the sole trustee and primary beneficiary and (iii) 105,000 shares of Common Stock issuable upon exercise of certain options.

         (8) Includes 105,000 shares of Common Stock issuable upon exercise of certain options. Also includes 750 shares of Common Stock owned by Mr. vanden Heuvel's spouse, as to which Mr. vanden Heuvel disclaims beneficial ownership.

         (9) Includes 135,000 shares of Common Stock issuable upon exercise of certain options.

         (10) Includes 45,000 shares of Common Stock issuable upon exercise of certain options.

         (11) Includes 8,906,477 shares of Common Stock issuable upon conversion of the Series G Preferred Stock beneficially owned by Credit Suisse First Boston Equity Partners, L.P. of which Mr. Rogers is a Managing Director and certain affiliated parties named in footnote (15) below.

         (12) Includes 5,269,822 shares of Common Stock issuable upon conversion of the Series G Preferred Stock beneficially owned by Welsh, Carson, Anderson & Stowe VIII, L.P., of which Mr. Sorrel is a General Partner.

         (13) FMR Corp. is the parent holding company of, among others, Fidelity Management & Research Company ("Fidelity Management"), a registered investment adviser which acts as investment adviser to various registered investment companies within the Fidelity family of investment funds. FMR Corp. and Fidelity Management are deemed to beneficially own shares of Winstar held by those funds over which they exercise control. Information with respect to this stockholder was derived from its Schedule 13G, as amended, as filed with the SEC in February 2000.

         (14) Each of GBU Inc. ("GBU") and GEM Capital Management, Inc. ("GEM Capital"), is a registered investment adviser which acts as investment adviser to various funds and managed accounts. Gerald B. Unterman is the President, a director and principal stockholder of GBU and GEM Capital. Mr. Unterman, GBU and GEM Capital are deemed to beneficially own shares of Common Stock held by those funds and managed accounts over which they exercise control. Information with respect to these stockholders was derived from their Schedule 13G, as amended, filed with the SEC in February 2000.

         (15) Represents (i) shares of common stock issuable upon conversion of Series G Preferred Stock or (ii) shares of Series G Preferred Stock, as the case may be, in each case held by one or more of the following: Credit Suisse First Boston Equity Partners, L.P., a Delaware limited partnership, Credit Suisse First Boston Equity Partners (Bermuda), L.P., a Bermuda limited partnership, Constellation Equity Partners, L.P., a Delaware limited partnership; Credit Suisse First Boston Advisory Partners, LLC ("CSFB Advisory Partners"), a Delaware limited liability company and investment advisor to the foregoing companies; Hemisphere Private Equity Partners, Ltd. ("Hemisphere"), a Bermuda company limited by shares and the general partner of the foregoing companies, other than CSFB Advisory Partners; The Hemisphere Private Equity Partners Charitable Trust, a trust created pursuant to the laws of Bermuda and sole beneficial owner of Hemisphere; EMA Private Equity Fund 1999, L.P. ("EMA"), a Delaware limited partnership; Credit Suisse First Boston (Bermuda) Limited, a Bermuda company limited by shares, the general partner of EMA; and Credit Suisse First Boston, a Swiss bank, on behalf of itself and its consolidated subsidiaries. Information with respect to this stockholder was derived from its
Schedule 13G as filed with the SEC in February 2000.

         (16) Represents shares of common stock beneficially owned by one or more of the following: Putnam Investments, Inc., Marsh & McLennan Companies, Inc., Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. Information with respect to this stockholder was derived from its Schedule 13D as filed with the SEC in March 2000.

         (17) Represents (i) shares of common stock beneficially owned directly or which are issuable upon conversion of Series G Preferred Stock or (ii) shares of Series G Preferred Stock, as the case may be, in each case held by one or more of the following affiliated parties: Welsh, Carson, Anderson & Stowe VIII, L.P., a Delaware limited partnership, and WCAS Information Partners, L.P., a Delaware limited partnership.

         (18) Janus Capital Corporation ("Janus Capital") is a registered investment adviser that furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of the shares of Common Stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. Thomas H. Bailey owns approximately 12.2% of Janus Capital. In addition to being a stockholder of Janus Capital, Mr. Bailey serves as President and Chairman of the Board of Janus Capital. As a result of his position, Mr. Bailey may be deemed to beneficially own the shares of Common Stock held by Managed Portfolios, as to which Mr. Bailey disclaims beneficial ownership. Furthermore, Mr. Bailey does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portolios and disclaims any ownership associated with such rights. Information with respect to this stockholder was derived from its Schedule 13G as filed with the SEC in January 2000.

         (19) Includes shares referred to as being included in notes (2) through
(12), except for shares beneficially owned by Messrs. Rogers and Sorrel with respect to which they have disclaimed beneficial ownership, which have been excluded. Excludes shares referred to in such notes as being excluded.

Item 13. Certain Relationships and Related Transactions

         In December 1999, the Corporation made a loan to David W. Ackerman, Group Executive of Winstar Network & Systems Services in the amount of $212,375. This loan bears interest at the rate of 6.25% per annum and matures on the earlier of (A) December 8, 2004, (B) termination of the Mr. Ackerman's employment with the Company and its subsidiaries under certain circumstances and
(C) 180 days after termination of Mr. Ackerman's employment with the Company and its subsidiaries under certain other circumstances. The proceeds of this loan were used to pay personal income taxes associated with a restricted stock grant made to Mr. Ackerman in December 1999.

         Winstar leases office space located in Westport, Connecticut from KKJ Properties, LLC, an entity controlled by Nathan Kantor, President and Chief Operating Officer of Winstar. This is a month-to-month lease under which Winstar pays monthly rent of $6,600, which Winstar believes to be a fair market rate.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2000.


                                             WINSTAR COMMUNICATIONS, INC.



                                             By: /s/ Joseph P. Dwyer
                                                 -------------------
                                             Joseph P. Dwyer
                                             Senior Vice President--Finance and
                                             Principal Accounting Officer