Form 10-Q
period 2000-03-31
WINSTAR COMMUNICATIONS INC
filed 2000-05-15
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________  to  ______________________

                         Commission File Number: 1-10726
                          WINSTAR COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       13-3585278
      --------------------                           ---------------------
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

                   -------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares outstanding of the issuer's common stock, as of May 11, 2000, was 89,279,428.

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

PART I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2000 (unaudited) and December 31, 1999 ............  3

         Unaudited Condensed Consolidated Statements
         of Operations - three months ended
         March 31, 2000 and 1999 .....................................  4

         Unaudited Condensed Consolidated Statement of
         Stockholders' Equity (Deficit) - three months ended
         March 31, 2000 ..............................................  5

         Unaudited Condensed Consolidated Statements
         of Cash Flows - three months ended
         March 31, 2000 and 1999 .....................................  6

         Notes to Condensed Consolidated
         Financial Statements ........................................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............... 15

Item 3.  Quantitative and Qualitative Disclosures .................... 23

PART II. Other Information ........................................... 24

            Item 2.  Changes in Securities
            Item 6.  Exhibits and Reports on Form 8-K

Signatures ........................................................... 26

                          Winstar Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                     March 31,     December 31,
                                                                        2000           1999
                                                                    -----------    -----------
                                                                    (unaudited)
                                    ASSETS
Current assets
    Cash and cash equivalents                                       $   702,475    $    93,331
    Short term investments                                              154,814        152,640
                                                                    -----------    -----------
       Cash, cash equivalents and short term investments                857,289        245,971

    Accounts receivable, net of allowance for doubtful accounts         152,520        139,725
    Inventories                                                          30,681         18,194
    Prepaid expenses and other current assets                           186,540         86,930
                                                                    -----------    -----------

       Total current assets                                           1,227,030        490,820

Investments in marketable equity securities                                  --         80,267
Investments, at cost                                                    110,381         17,478
Property and equipment, net                                           2,020,191      1,793,982
Licenses, net                                                           315,570        317,386
Other intangible assets, net                                            210,281        193,399
Deferred financing costs, net                                            53,182         54,759
Other assets                                                            127,735        117,202
                                                                    -----------    -----------

       Total assets                                                 $ 4,064,370    $ 3,065,293
                                                                    ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Current portion of long-term debt                               $    22,465    $    18,512
    Current portion of capitalized lease obligations                    118,208        121,747
    Accounts payable and accrued expenses                               253,388        376,501
    Deferred revenues - current                                          18,111         11,699
                                                                    -----------    -----------

       Total current liabilities                                        412,172        528,459

Capitalized lease obligations, less current portion                     175,307        179,600
Long-term debt, less current portion                                  2,428,933      2,144,782
Deferred revenues - non current                                         176,236        164,238
Other liabilities                                                        17,572         16,604
Deferred income taxes                                                    13,000         14,500
                                                                    -----------    -----------
       Total liabilities                                              3,223,220      3,048,183
                                                                    -----------    -----------

Series C cumulative exchangeable redeemable preferred stock             239,400        231,212
Series D senior cumulative convertible redeemable preferred stock       200,000        200,000

Stockholder's equity (deficit)
    Series F preferred stock                                                  3              3
    Series G preferred stock                                                  9             --
    Series A preferred stock                                                 45             44
    Series E preferred stock                                                  1              1
    Common stock, par value $.01; authorized 200,000 shares,
          issued and outstanding 88,753 and 83,640, respectively            888            836
    Additional paid-in-capital                                        2,005,834      1,022,229
    Accumulated deficit                                              (1,606,395)    (1,457,519)
    Accumulated other comprehensive income                                1,365         20,304
                                                                    -----------    -----------
       Total stockholder's equity (deficit)                             401,750       (414,102)
                                                                    -----------    -----------
       Total liabilities, redeemable preferred stock and
          stockholders' equity (deficit)                            $ 4,064,370    $ 3,065,293
                                                                    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                  (unaudited)

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                           2000         1999
                                                      --------------------------
Operating revenue
     Broadband services                                 $ 133,461    $  68,587
     Other                                                 29,327       19,506
                                                        ---------    ---------
Total operating revenue                                   162,788       88,093
                                                        ---------    ---------

Operating expenses
     Cost of revenue                                       96,491       67,942
     Selling, general and administrative expenses         122,930       99,921
     Depreciation and amortization                         65,974       28,483
                                                        ---------    ---------
Total operating expenses                                  285,395      196,346
                                                        ---------    ---------

Operating loss                                           (122,607)    (108,253)

Other income (expense)
     Interest expense                                     (62,775)     (50,563)
     Interest income                                       10,711        5,009
     Other income (expense)                                24,154         (105)
                                                        ---------    ---------
Loss before income tax benefit                           (150,517)    (153,912)
Income tax benefit                                          1,641        1,000
                                                        ---------    ---------
Net loss                                                 (148,876)    (152,912)
Preferred stock dividends                                 (27,133)     (12,191)
                                                        ---------    ---------
Net loss applicable to common stockholders              $(176,009)   $(165,103)
                                                        =========    =========

Basic and diluted loss per share:
     Net loss per share                                 $   (2.06)   $   (2.48)
                                                        =========    =========

Weighted average shares outstanding                        85,253       66,576
                                                        =========    =========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                    For the Three Months Ended March 31, 2000
                                 (in thousands)
                                   (unaudited)

                                                               Series F                     Series G
                                                           preferred stock              preferred stock
                                                     --------------------------    -------------------------
                                                        Shares         Amount         Shares        Amount
                                                     -----------    -----------    -----------   -----------
Balances at January 1, 2000                                  300    $         3             --   $        --

Issuances of common stock:
  For stock option exercises and other
  For acquisitions, investments and licenses
  For warrant exercises

Issuance of Series G Preferred Stock                                                       900             9

Dividends declared on Series A preferred stock

Issuances of Series A preferred stock as dividends in kind

Dividends declared on Series C preferred stock

Dividends declared on Series D preferred stock

Issuances of common stock as dividends
  on Series D preferred stock

Dividends declared on Series F preferred stock

Issuances of common stock as dividends
  on Series F preferred stock

Dividends declared on Series G preferred stock

Issuance of dividends on Series G
   preferred stock

Comprehensive loss:

     Net loss

     Reversal of unrealized gain on investments in marketable equity securities

     Foreign currency translation adjustment


Total comprehensive loss


                                                     -----------    -----------    -----------   -----------
Balances at March 31, 2000                                   300    $         3            900   $         9
                                                     ===========    ===========    ===========   ===========

                                                              Series A                   Series E
                                                          preferred stock            preferred stock             Common stock
                                                     -------------------------  -------------------------  -------------------------
                                                        Shares        Amount       Shares        Amount       Shares        Amount
                                                     -----------   -----------  -----------   -----------  -----------   -----------
Balances at January 1, 2000                                4,405   $        44           75   $         1       83,640   $       836

Issuances of common stock:
  For stock option exercises and other                                                                           1,351            14
  For acquisitions, investments and licenses                                                                     1,328            13
  For warrant exercises                                                                                          2,250            23

Issuance of Series G Preferred Stock

Dividends declared on Series A preferred stock

Issuances of Series A preferred stock as
  dividends in kind                                           66             1

Dividends declared on Series C preferred stock

Dividends declared on Series D preferred stock

Issuances of common stock as dividends
  on Series D preferred stock                                                                                       72             1

Dividends declared on Series F preferred stock

Issuances of common stock as dividends
  on Series F preferred stock                                                                                      112             1

Dividends declared on Series G preferred stock

Issuance of dividends on Series G
   preferred stock

Comprehensive loss:

     Net loss

     Reversal of unrealized gain on investments in marketable equity securities

     Foreign currency translation adjustment


Total comprehensive loss


                                                     -----------   -----------  -----------   -----------  -----------   -----------
Balances at March 31, 2000                                 4,471   $        45           75   $         1       88,753   $       888
                                                     ===========   ===========  ===========   ===========  ===========   ===========

                                                                                     Accumulated      Total
                                                        Additional                      other     stockholders'
                                                          paid-in     Accumulated   comprehensive    equity
                                                          capital       deficit     income (loss)   (deficit)
                                                        -----------   -----------    -----------   -----------
Balances at January 1, 2000                             $ 1,022,229   $(1,457,519)   $    20,304   $  (414,102)

Issuances of common stock:
  For stock option exercises and other                        4,759                                      4,773
  For acquisitions, investments and licenses                 63,496                                     63,509
  For warrant exercises                                      37,490                                     37,513

Issuance of Series G Preferred Stock                        888,367                                    888,376

Dividends declared on Series A preferred stock               (1,655)                                    (1,655)

Issuances of Series A preferred stock as
  dividends in kind                                           1,654                                      1,655

Dividends declared on Series C preferred stock               (8,188)                                    (8,188)

Dividends declared on Series D preferred stock               (3,500)                                    (3,500)

Issuances of common stock as dividends
  on Series D preferred stock                                 3,499                                      3,500

Dividends declared on Series F preferred stock               (5,437)                                    (5,437)

Issuances of common stock as dividends
  on Series F preferred stock                                 5,436                                      5,437

Dividends declared on Series G preferred stock               (8,353)                                    (8,353)

Issuance of dividends on Series G
   preferred stock                                            6,037                                      6,037

Comprehensive loss:

     Net loss                                                            (148,876)                    (148,876)

     Reversal of unrealized gain on investments in
       marketable equity securities                                                      (19,836)      (19,836)

     Foreign currency translation adjustment                                                 897           897

                                                                                                   -----------
Total comprehensive loss                                                                              (167,815)
                                                                                                   ===========

                                                        -----------   -----------    -----------
Balances at March 31, 2000                              $ 2,005,834   $(1,606,395)   $     1,365   $   401,750
                                                        ===========   ===========    ===========   ===========

                 See Notes to Consolidated Financial Statements

                          Winstar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                     For the three months ended
                                                                             March 31,
                                                                     --------------------------
                                                                          2000         1999
                                                                     --------------------------
Cash flows from operating activities:
     Net loss                                                          $(148,876)   $(152,912)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                     65,974       28,483
        Deferred income tax benefit                                       (1,500)      (1,000)
        Provision for doubtful accounts                                    3,753        5,619
        Loss in equity method investment                                     142          105
        Minority interest share of losses in consolidated subsidiary      (4,353)          --
        Gain on sale of marketable equity securities                     (19,836)          --
        Non cash interest expense                                         31,773       37,487
        Changes in operating assets and liabilities:
           Accounts receivable                                           (15,593)     (25,162)
           Inventories                                                    (5,141)      (2,391)
           Prepaid expenses and other current assets                     (18,438)     (33,400)
           Other assets                                                  (12,664)       3,090
           Accounts payable and accrued expenses                         (32,794)     (29,942)
           Deferred revenues                                              18,410       84,003
                                                                       ---------    ---------

Net cash used in operating activities                                   (139,143)     (86,020)
                                                                       ---------    ---------

Cash flows from investing activities:
     (Increase) decrease in short-term investments, net                   (2,174)      25,110
     Increase in investments in unconsolidated entities                  (42,925)          --
     Net proceeds from sale of marketable equity securities               80,132           --
     Purchase of property and equipment                                 (195,489)     (75,851)
     Deposit on FCC license auction                                      (85,000)          --
     Acquisitions, net of cash acquired, including licenses               (4,985)      (9,368)

                                                                       ---------    ---------
Net cash used in investing activities                                   (250,441)     (60,109)
                                                                       ---------    ---------

Cash flows from financing activities:
     Proceeds from long-term debt, net                                    99,703      104,788
     Net proceeds from Series G preferred stock offering                 888,376           --
     Net proceeds from common stock offering                                  --      166,326
     Net proceeds from exercise of warrants                               37,513           --
     Net proceeds from other equity transactions                           4,773       11,681
     Payment of capital lease obligations                                (31,637)     (18,136)
     Other, net                                                               --        3,114
                                                                       ---------    ---------

Net cash provided by financing activities                                998,728      267,773
                                                                       ---------    ---------

Net increase in cash and cash equivalents                                609,144      121,644
Cash and cash equivalents at beginning of period                          93,331      208,257
                                                                       ---------    ---------

Cash and cash equivalents at end of period                               702,475      329,901
Short-term investments at end of period                                  154,814       79,663
                                                                       ---------    ---------
Cash, cash equivalents and short-term investments
     at end of period                                                  $ 857,289    $ 409,564
                                                                       =========    =========

            See Notes to Condensed Consolidated Financial Statements

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Nature of Business

      We provide our customers with broadband services. We offer a comprehensive set of these services across our own end-to-end broadband network and are continuously adding new broadband services for our customers. We are also rapidly building a widely available broadband network which we believe will enable us to offer broadband services to a majority of the business market in the United States. We presently serve 60 major markets in the United States, including each of the top 30 U.S. markets. We also offer services in 12 overseas markets, including Amsterdam, Brussels, Buenos Aires, London and Tokyo.

      We classify revenue into two categories: broadband services and other.

      Broadband services revenue primarily includes revenue derived from:
Internet connectivity; data transmission services; web hosting; network capacity sales; local and long distance voice services; web design and development services; professional and enhanced services, including network design and implementation, equipment selection, procurement, sales and installation; and revenues derived from the development and distribution of information content and related services over the Internet.

      We also develop and distribute information content through traditional media, such as television, video, cable and radio. These revenues and revenues from sales of broadcast and programming rights and licenses are classified as other revenue. Other revenues also include those derived from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our broadband network.

2. Basis of Presentation and Principles of Consolidation

      The condensed consolidated financial statements presented herein include the accounts of Winstar Communications, Inc. and its subsidiaries (collectively, "Winstar" or the "Company"). We consolidate all subsidiaries when we own a majority of the voting stock of the subsidiary. All material inter-company transactions and accounts have been eliminated in consolidation. We use the equity method to account for investments in certain companies where we hold a 20% to 50% voting interest. Under the equity method, we report our interest in the entity as an investment in our condensed consolidated balance sheet and our percentage share of the earnings or losses from the company as other income (expense) in our condensed consolidated statement of operations. Investments in companies where we hold less than a 20% voting interest are accounted for using the cost method because we do not exercise significant influence over financial or operating policies of these companies. Investments in marketable securities are classified as available-for-sale and are reported at fair value based upon quoted market values in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses on marketable securities are reflected as a component of accumulated other comprehensive income (loss).

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      The condensed consolidated financial statements and related footnotes are unaudited. The financial statements contain all adjustments (consisting only of normal recurring accrual adjustments) which, in our opinion, are necessary to fairly present our financial position as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, the statements of cash flows for the three months ended March 31, 2000 and 1999, and the statement of stockholders' equity for the three months ended March 31, 2000.

      Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

3. Stock Split Effected in the Form of a Common Stock Dividend

      On March 2, 2000 we distributed a 50% common stock dividend, pursuant to which common stockholders of record as of February 16, 2000 received one additional share of common stock for every two shares they owned. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock dividend.

4. Investments

      In March 2000, we acquired 85,000 shares of Class E Convertible Preferred Stock of Wam!Net Inc., a Minnesota corporation and a leading global provider of business-to-business electronic services to the media industry. The aggregate purchase price was $85.0 million, consisting of $35.0 million in cash and 1,071,429 shares of our common stock valued at $50.0 million. We will account for the investment in Wam!Net Class E Convertible Preferred Stock under the cost method of accounting until our investment in Wam!Net is freely tradable on a national exchange, at which time it will be accounted for as a marketable security.

      In March 2000, we sold all of our interest in Advanced Radio Telecom Corp. for $80.1 million in cash. We had previously recorded an unrealized gain in accumulated other comprehensive income of $19.8. During the three months ended March 31, 2000 this gain was reclassified to other income in our condensed consolidated statements of operations for the three months ended March 31, 2000.

5. Issuance of Series G Preferred Stock

      In February 2000, we sold 900,000 shares of our Series G Senior Cumulative Participating Convertible Preferred Stock in a private placement for an aggregate purchase price

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

of $900.0 million. The net proceeds received were approximately $888.4 million. The Series G Preferred Stock pays cumulative dividends quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate equal to the excess (if any) of (i) 5.75% per annum on the liquidation preference over (ii) the amount of any regular cash dividends per share of Series G Preferred Stock that have been paid during the applicable dividend period on our common stock. If we do not pay any of these dividends in cash, the amount of such dividends will be added to the liquidation preference of the Series G Preferred Stock as of the dividend payment date.

      Each share of Series G Preferred Stock is convertible, at the option of the holder, into shares of our common stock at a conversion price of $45.00 per share, subject to certain adjustments. We will have the option to convert all of the shares of Series G Preferred Stock into common stock at the conversion price if on any date after February 1, 2003, the volume-weighted average trading price of our common stock on the Nasdaq for the 20 consecutive trading days immediately prior to such date is at least equal to 155% of the conversion price on such date. The holders of the Series G Preferred Stock have voting rights as if their shares were converted into our common stock.

      On April 1, 2010, we will be required to redeem all of the outstanding shares of Series G Preferred Stock at a redemption price per share equal to the greater of (i) the accreted value of the Series G Preferred Stock on such date, plus all dividends accrued to such date (whether or not earned or declared) since the most recent dividend payment date and (ii) the volume-weighted average trading price per share of our common stock on the Nasdaq for the 20 consecutive trading days immediately prior to April 1, 2010 multiplied by the number of conversion shares into which a share of Series G Preferred Stock is convertible on such date. We have the option to pay the redemption price in cash or in shares of our common stock. If we elect to pay the redemption price, in whole or in part, in shares of our common stock, such shares will be valued at 97% of the volume-weighted average trading price per share of common stock on the Nasdaq for the 20 consecutive trading days immediately prior to April 1, 2010. If we determine to pay the redemption price in shares of our common stock, we have agreed to use our best efforts to register such shares under the Securities Act of 1933, as amended, prior to the delivery of such shares.

6. Long-Term Debt

      In April 2000, we engaged in a series of transactions relating to our outstanding notes. These transactions included an institutional private placement of $1.6 billion, consisting of the following new unsecured senior notes:

      o     $325.0 million of 12 1/2% Senior Notes due 2008
      o     $635.5 million of 12 3/4% Senior Notes due 2010
      o     $451.0 million at issuance of 14 3/4% Senior Discount Notes due 2010
      o     (euro)200.0 million Euro-denominated 12 3/4% Senior Notes due 2010

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      A portion of the proceeds, together with approximately $100.2 million from our existing cash resources, was used to fund the tender offer for most of our outstanding senior notes, which had an aggregate book balance of approximately $670.0 million. A portion of the remaining balance of the new notes were issued in exchange for most of our outstanding subordinated notes with an aggregate principal or accreted amount of approximately $650.0 million. The remaining portion of the new notes, which have not yet been issued, will be issued in exchange for a substantial majority of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock Due 2007, which has a current liquidation preference of approximately $240.0 million. We have entered into definitive agreements for that exchange and expect it to be effected in the second quarter of this year. The new notes contain covenants that are generally less restrictive on our operations than those contained in the notes that were replaced. Approximately $16.3 million in aggregate principal amount of old notes remain outstanding. However, the indentures governing these notes were amended to eliminate substantially all of the restrictive covenants and certain default provisions contained therein.

      The tender of the senior notes and the exchange of our 10% Senior Subordinated Notes Due 2008 will be accounted for as a debt extinguishment; the exchange of our 11% Senior Subordinated Deferred Interest Notes Due 2008 and our 15% Senior Subordinated Deferred Interest Notes will be accounted for as a debt modification; and the redemption contemplated by the exchange of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock Due 2007 will be accounted for as a redemption of the Series C Preferred Stock. We anticipate that these transactions will have the following non-recurring impact on our results of operations for the three months ended June 30, 2000: (1) an increase in interest expense of approximately $8.0 million resulting from the financing costs associated with the exchange of the 11% Notes and the 15% Notes, (2) extraordinary losses on debt extinguishment of approximately $109.0 million resulting from the premiums paid on tendered notes and the write-off of deferred financing costs associated with the tendered senior notes and the exchange of the 10% Notes, and (3) a $29.0 million charge associated with the redemption of the Series C Preferred Stock.

      The new notes are summarized below:

12 1/2 % Senior Notes due 2008

      The principal amount of the 12 1/2% Senior Notes is $325.0 million. Interest will accrue from the date of issuance at 12 1/2% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2008 and are not redeemable prior to maturity.

12 3/4 % Senior Notes due 2010

      The principal amount of the 12 3/4% Senior Notes is $635.5 million (including the notes to be issued in exchange for our Series C Preferred Stock). Interest will accrue from the date of issuance at 12 3/4% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

on April 15, 2010. On or after April 15, 2005, we may redeem all or a portion of the 12 3/4% Senior Notes at redemption prices specified in the note agreement. In addition, before April 15, 2003, we may redeem a specified percentage of the outstanding notes with the net proceeds of a public equity offering.

14 3/4 % Senior Discount Notes due 2010

      The 14 3/4% Senior Discount Notes have an initial accreted value of $451.0, with a principal amount at maturity of $920.6 million (including the notes to be issued in exchange for our Series C Preferred Stock). No cash interest will accrue on these notes until April 15, 2005. From the date of issuance through April 15, 2005, the aggregate accreted value of the 14 3/4% Senior Discount Notes will increase at a rate of 14 3/4% per year, compounded semi-annually, to their aggregate principal amount at maturity of $920.6 million. After April 15, 2005, cash interest will accrue at a rate of 14 3/4% per year and will be payable on April 15 and October 15 of each year, commencing October 15, 2005. The notes will mature on April 15, 2010. The 14 3/4% Senior Discount Notes have redemption provisions similar to the 12 3/4% Senior Notes described above.

12 3/4 % Euro-denominated Senior Notes due 2010

      The principal amount of the 12 3/4% Euro-denominated Senior Notes is 200.0 million Euro (approximately US$192.0 million). Interest will accrue from the date of issuance at 12 3/4% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2010. The 12 3/4% Euro-denominated Senior Notes have redemption provisions similar to the 12 3/4% Senior Notes and the 14 3/4% Senior Discount Notes described above.

      In May 2000, we consummated a $1.15 billion senior secured credit facility with a group of commercial banks and other financial institutions. The proceeds from the credit facility were used to pay down all of the loans outstanding under our then existing facility with Lucent Technologies, a majority of which had been syndicated to and held by one of the banks party to this new credit facility. The revolving credit and term loan agreement provides for a $300.0 million revolving credit facility and two term loans aggregating $850.0 million. The facilities bear interest at rates based on the prime rate or LIBOR, plus applicable margins. The revolving line of credit will be reduced beginning on December 31, 2004 and will be fully paid on March 31, 2007. The term loans will be repaid in quarterly payments commencing March 31, 2004 and ending on March 31, 2007 in one instance and on September 30, 2007 in the other instance. The amounts drawn under the credit facility are secured by substantially all of our current and future assets, excluding assets financed under the Lucent credit facility described below. The credit facility contains customary loan covenants restricting or limiting our ability to engage in certain activities, including limitations on debt, liens, investments, restricted payments, transactions with affiliates, asset sales and dispositions, and changes in our corporate existence. At varying times over the term of the credit facility we are required to meet certain financial, operational and network build out tests.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      In May 2000, a subsidiary of Winstar entered into a new financing arrangement with Lucent for a renewed credit facility in the aggregate amount of $2.0 billion. Up to $1.0 billion of the credit facility is available to us at any one time for the purchase of network equipment and related services. No amounts have been borrowed under this new facility as of the date of this report. Interest on loans under the facility accrue at rates based on the prime rate or LIBOR, plus an applicable margin. Amounts borrowed under the facility are to be repaid in equal quarterly installments beginning on March 31, 2005 and ending on the maturity of the facility on December 31, 2006. We pay an up-front commitment fee equal to a specified percentage of the amount borrowed and an unused facility fee equal to a percentage of the unused available commitment. At any time that the outstanding amount of Lucent loans (as defined in the Lucent credit agreement) exceed $500.0 million, then Lucent may request that we refinance the amounts outstanding. If the amounts are not refinanced within a specified period after notice is given, among other potential adjustments, the interest rate on the outstanding amounts will be increased by a specified percentage per year. Alternatively, after appropriate notice is given, Lucent can convert the amount of Lucent loans outstanding under the facility to senior notes issued by Winstar pursuant to an indenture similar to those governing our recently issued senior notes. In addition, a portion of the proceeds of certain equity offerings are required to be utilized to repay outstanding indebtedness under this facility. Amounts borrowed under the facility are secured by a purchase money security interest in the equipment financed under the facility. The Lucent facility contains loan covenants similar to those governing the bank credit facility described above.

7. Condensed Financial Information of Winstar Equipment Corp. and Winstar Equipment II Corp.

      Our wholly-owned subsidiaries, Winstar Equipment Corp. and Winstar Equipment II Corp. ("WEC" and "WEC II", respectively), each of which is a special purpose corporation which was formed to facilitate the financing and purchase of telecommunications equipment and related property ("Designated Equipment"), received $200.0 million and $50.0 million in gross proceeds, respectively, from the issuance and sale of 12 1/2% Guaranteed Senior Secured Notes ("the WEC and WEC II Notes") in placements of debt in March and August of 1997, respectively. All of the proceeds of the WEC and WEC II Notes were used to purchase Designated Equipment. WEC and WEC II have no independent operations other than to hold Designated Equipment to lease to our other telecommunications subsidiaries. The WEC II Notes were all tendered and paid off in the second quarter of 2000 and virtually all of the WEC Notes were tendered and paid off in the second quarter of 2000, as discussed in Note 6.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      Summary financial information for WEC and WEC II, which are included in our condensed consolidated financial statements, are as follows (in thousands):

Balance sheet information as of March 31, 2000 is as follows:

                                                  WEC             WEC II
                                                  ---             ------

      Current assets                           $  11,629        $   3,821
      Long-term assets                           223,813           37,016
      Current liabilities                         (1,291)            (261)
      Long- term debt                           (200,000)         (50,000)
      Due to parent                              (80,164)          (1,900)
                                               ---------        ---------

      Stockholders' deficit                    $ (46,013)       $ (11,324)
                                               =========        =========

Statements of operations information for WEC and WEC II for the periods presented below are as follows (in thousands):

                                              WEC                  WEC II
                                       ------------------    ------------------
                                       Three Months Ended    Three Months Ended
                                           March 31,              March 31,
                                         2000       1999       2000       1999
                                         ----       ----       ----       ----
Rental revenues from other
   Winstar subsidiaries ............   $ 1,010    $ 1,174    $   127    $   125
Interest income from other
   Winstar subsidiaries ............     3,608      3,367        824        473

Interest income - investments ......        --         20         --          1
Selling, general and
   Administrative expenses .........    (1,638)    (1,637)      (253)      (383)
Interest expense ...................    (6,505)    (6,507)    (1,630)    (1,630)
                                       -------    -------    -------    -------
Net loss ...........................   $(3,525)   $(3,583)   $  (932)   $(1,414)
                                       =======    =======    =======    =======

We have not presented separate financial statements for WEC or WEC II because we have determined that such information would not provide any material information that is not already presented in our condensed consolidated financial statements.

8. Segments

      Our operating segments represent business units that offer different products and serve different markets. The Broadband Services segment derives its revenues by offering its customers a variety of individual and bundled services. The Traditional Media Services segment derives its revenues by marketing and distributing information content, licenses and services in traditional markets, such as television, video, cable and radio. Our Other Telecommunications Services segment derives its revenue from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

broadband network. Substantially all of our revenue is attributable to customers in the United States, and our assets are predominately located in the United States. Shared administrative services provided to the business units are classified as Corporate Expenses. International activities, including joint ventures, as of March 31, 2000 were not material. Information relating to our reportable operating segments is as follows (in thousands):

                                                                       Other
                                                     Traditional    Telecommuni-   Total for      Corporate
                                       Broadband        Media         cations      Reportable     Expenses
                                        Services      Services        Services      Segments      and Assets       Total
                                        --------      --------        --------      --------      ----------       -----
For the three months ended
March 31, 2000
    External revenue                  $   133,461    $    24,401    $     4,926   $   162,788    $        --    $   162,788
    Segment operating (loss) income       (90,660)         4,144          1,329       (85,187)       (37,420)      (122,607)
    EBITDA (1)                            (26,809)         5,124          2,217       (19,468)       (37,165)       (56,633)
    Segment assets                      2,950,695         76,932         32,687     3,060,314      1,004,056      4,064,370

For the three months ended
March 31, 1999
    External revenue                  $    68,587    $    12,231    $     7,275   $    88,093    $        --    $    88,093
    Segment operating (loss) income       (70,705)          (396)           494       (70,607)       (37,646)      (108,253)
    EBITDA (1)                            (43,893)           257          1,382       (42,254)       (37,516)       (79,770)
    Segment assets                      1,444,557         56,721         39,132     1,540,410        488,821      2,029,231

(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, and other income (expense).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      We provide our customers with broadband services. We offer a comprehensive suite of these services across our own end-to-end broadband network and are continuously adding new broadband services for our customers. We are also rapidly building a widely available broadband network which we believe will enable us to offer broadband services to a majority of the business market in the United States. This market is projected to grow from $178.0 billion in 1999 to approximately $360.0 billion by 2009. We presently serve 60 major markets in the United States, including each of the top 30 U.S. markets. We also offer services in 12 overseas markets, including Amsterdam, Brussels, Buenos Aires, London and Tokyo.

Revenue

      We classify revenue into two categories: broadband services and other.

      Broadband services revenue primarily includes revenue derived from:
Internet connectivity; data transmission services; web hosting; network capacity sales; local and long distance voice services; web design and development services; professional and enhanced services, including network design and implementation, equipment selection, procurement, sales and installation; and revenues derived from the development and distribution of information content and related services over the Internet. Broadband services revenue growth depends upon our addition of new customers in existing markets, our sale of bundled services, our expansion into new markets, our introduction of new services and continued growth in the large account solutions business. We expect our broadband services revenue to increase as we expand our network and add more services to it.

      We also develop and distribute information content through traditional media, such as television, video, cable and radio. These revenues and revenues from sales of broadcast and programming rights and licenses are classified as other revenue. Other revenues also include those derived from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our broadband network. We expect these revenues to decline over time through normal loss, or churn, of this customer base.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Results of Operations

      Revenues from our operating business lines are as follows (in millions):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
Operating revenue:
  Broadband services ...................................      $133.5      $ 68.6
  Other ................................................        29.3        19.5
                                                              ------      ------

Total operating revenue ................................      $162.8      $ 88.1
                                                              ======      ======

Revenue

      Total revenue increased by $74.7 million, or 84.8%, to $162.8 million for the three months ended March 31, 2000, from $88.1 million for the three months ended March 31, 1999. This increase was principally attributable to the growth in our broadband services.

   Broadband Services Revenue

      Revenue from broadband services increased by $64.9 million, or 94.6%, to $133.5 million for the three months ended March 31, 2000, from $68.6 million for the three months ended March 31, 1999. We experienced continued growth in all types of broadband services revenue, driven principally by growth in the number of addressable customers, the number of customers ordering multiple services, and the addition of a number of new commercial contracts. Revenue from large account solutions was $61.0 million for the three months ended March 31, 2000, compared to $15.9 million for the three months ended March 31, 1999. We attribute this success to the continued growth of our network through the installation of additional local bandwidth, data and voice switching infrastructure and the addition of our local and long-haul fiber. We are continuing to realize increased revenue especially from the sale of these data-related products and services, including end-to-end broadband connectivity, equipment and network deployment solutions to our larger customers. We have now signed contracts totaling over $1.2 billion from our large account customers (excluding the federal government). We expect to recognize approximately $140.0 million of this amount as revenue over the next 12 months.

   Other Revenue

      Revenue from other services increased by $9.8 million, or 50.3%, to $29.3 million for the three months ended March 31, 2000, from $19.5 million for the three months ended March 31, 1999. This increase was due primarily to improved revenue from our radio business resulting from expanded programming offerings and broadcast license sales, offset by the anticipated decline in revenue from the acquired long-distance customer base, which is not in markets we serve.

Cost of Revenue

      Cost of revenue increased by $28.6 million, or 42.1%, to $96.5 million for the three months ended March 31, 2000, from $67.9 million for the three months ended March 31, 1999. As a percentage of revenue, cost of revenue for the three months ended March 31, 2000 was 59.3%, compared with 77.1% for the three months ended March 31, 1999. The improvement in the cost of revenue percentage is the result of the increase in sales of higher margin large account solutions, the larger number of customers taking multiple services, and the increased volumes and larger percentages of traffic being provisioned on our local and long haul networks.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased by $23.0 million, or 23.0%, to $122.9 million for the three months ended March 31, 2000, from $99.9 million for the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses declined from 113.4% for the three months ended March 31, 1999 to 75.5% for the three months ended March 31, 2000. During the three months ended March 31, 2000, we increased our advertising support for Office.com, A Service From Winstar, and we incurred approximately $12.0 million of incremental advertising expenses. Additionally, we continued to hire sales, marketing, network and related support personnel in connection with the expansion of our core markets and services, both domestically and internationally. We had approximately 4,100 employees at March 31, 2000, as compared with 2,900 employees at March 31, 1999.

Depreciation and Amortization Expense

      Depreciation and amortization expense increased by $37.5 million, or 131.6%, to $66.0 million for the three months ended March 31, 2000, from $28.5 million for the three months ended March 31, 1999, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses. Depreciation and amortization for the three months ended March 31, 2000 also included approximately $4.4 million relating to the promotion and advertising contributed by CBS Corporation relating to its equity interest in Office.com. This is not a cash-based transaction and therefore is amortized to depreciation and amortization as it is provided by CBS. We expect that depreciation and amortization expense will continue to increase as we increase our investment in the build out of our broadband network.

Operating Loss

      For the reasons noted above, the operating loss for the three months ended March 31, 2000 was $122.6 million, compared with an operating loss of $108.3 million for the three months ended March 31, 1999.

Interest Expense

      Interest expense increased by $12.2 million, or 24.1%, for the three months ended March 31, 2000, to $62.8 million, from $50.6 million for the three months ended March 31, 1999. This increase was principally attributable to the issuance of $450.0 million of debt in the first quarter of 1999, aggregate borrowings of $1,076.5 million under the Lucent Facility and capital lease obligations of $242.9 million under our agreements with Williams Communications, offset, in part, by the conversion of $122.1 million of our 14% Convertible Senior Subordinated Discount Notes into approximately 8.9 million shares of common stock in June 1999. Of the $62.8 million of interest expense incurred for the three months ended March 31, 2000, $31.8 million represented non-cash interest and amortization of deferred financing costs.

Interest Income

      Interest income increased by $5.7 million, or 113.8%, to $10.7 million for the three months ended March 31, 2000, from $5.0 million for the three months ended March 31, 1999. The increase resulted from higher balances in cash, cash equivalents and short-term investments due to the issuance of the Series G Preferred Stock in February 2000.

Other Income (Expense)

      Other income (expense) went from other expense of $0.1 million to other income of $24.2 million, primarily due to the $19.9 million gain on the sale of shares of Advanced Radio Telecom Corp. during the three months ended March 31, 2000. Other income for the three months ended March 31, 2000 also includes CBS's minority interest share of losses of Office.com of approximately $4.4 million.

Net Loss Before Preferred Stock Dividends

      For the reasons noted above, we reported a net loss before preferred stock dividends of $148.9 million for the three months ended March 31, 2000, compared to a net loss before preferred stock dividends of $152.9 million for the three months ended March 31, 1999.

Preferred Stock Dividends

      For the three months ended March 31, 2000, we incurred dividend obligations of $27.1 million relative to our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, none of which were paid in cash.

For the three months ended March 31, 1999, such obligations amounted to $12.2 million. The increase is primarily due to the issuance of 300,000 shares of Series F Preferred Stock in June 1999 and the issuance of 900,000 shares of Series G Preferred Stock in February 2000.

Net Loss Applicable to Common Stockholders

      For the reasons noted above, we reported a net loss applicable to common stockholders of $176.0 million for the three months ended March 31, 2000, compared to a net loss applicable to common stockholders of $165.1 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

      At March 31, 2000, we had $857.3 million of cash, cash equivalents and short-term investments. During the three months ended March 31, 2000, net cash provided by financing activities was $998.7 million. In February 2000, we received net proceeds of $888.4 million from the sale of 900,000 shares of our Series G Preferred Stock. In addition, during the three months ended March 31, we borrowed approximately $248.6 million under our then existing Lucent credit facility, and received $37.5 million of net proceeds from the exercise of warrants to purchase 2.3 million shares of our common stock.

      In April 2000, we engaged in a series of transactions relating to our outstanding notes. These transactions included an institutional private placement of $1.6 billion, consisting of the following new unsecured senior notes:

      o     $325.0 million of 12 1/2% Senior Notes due 2008
      o     $635.5 million of 12 3/4% Senior Notes due 2010
      o     $451.0 million of 14 3/4% Senior Discount Notes due 2010
      o     (euro)200.0 million Euro-denominated 12 3/4% Senior Notes due 2010

      These transactions replaced or refinanced our existing senior and senior subordinated notes, including the exchange of our Series C Preferred Stock to be effected in the second quarter of 2000. These notes are governed by indentures which contain customary restrictive covenants, among other provisions. However, these covenants are generally less restrictive than those governing our old notes, and expressly permit us to enter into the $1.15 billion credit facility described below.

      In May 2000, we consummated a $1.15 billion senior secured credit facility with a group of commercial banks and other financial institutions. The proceeds from the credit facility were used to pay down all of the loans outstanding under our then existing facility with Lucent Technologies, a majority of which had been syndicated and held by one of the banks party to this new credit facility. We also entered into a new financing arrangement with Lucent for a renewed credit facility in the aggregate amount of $2.0 billion. Up to $1.0 billion of the credit facility is available at any one time for the purchase of network equipment and related services. No amounts have been borrowed as of the date of this report. The new debt and credit facilities are further discussed in
Note 6 to our condensed consolidated financial statements.

      Cash provided by financing activities is net of $31.6 million of payments under capital lease obligations, primarily to Williams related to the delivery of certain dark fiber assets and specified fixed circuits. At March 31, 2000, we had capital lease obligations with Williams totaling $242.9 million. We expect to pay Williams an additional $378.0 million over the next six years for dark fiber, long-haul transport services and other network services. We also have an agreement with Metromedia Fiber Networks which allows us to obtain dark fiber capacity in 50 major markets in the United States and in certain markets outside the U.S. We will pay approximately $300.0 million over 20 years under this agreement.

      During the three months ended March 31, 2000, we used $139.1 million of cash in operating activities. Net cash used by operating activities is primarily due to losses from continuing operations and changes in working capital items, offset by non-cash interest expense and depreciation and amortization.

      Cash used to fund negative EBITDA during the three months ended March 31, 2000 was approximately $56.6 million. EBITDA represents losses from continuing operations before interest, income taxes, depreciation and amortization and other income (expense) and is commonly used in our industry to measure cash flows and liquidity. EBITDA is not intended to represent results of operations or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies.

      Cash used in investing activities was $250.4 million during the three months ended March 31, 2000. Cash used in investing activities for the three months ended March 31, 2000 primarily consists of cash used to purchase property and equipment of $195.5 million. Purchases of property and equipment during the three months ended March 31, 2000 were approximately $279.6 million, of which $72.8 million were financed collectively through the Lucent Facility and our arrangements with Williams and various other equipment vendors.

      During the three months ended March 31, 2000, investing activities also included $35.1 million of cash used to purchase 35,000 shares of Class E Convertible Preferred Stock of Wam!Net, Inc. In addition, we received $80.1 million on the sale of all of our holdings in Advanced Radio Telecom Corp.

      During the three months ended March 31, 2000, we deposited $85.0 million with the FCC in order to be able to bid in the 38 GHz license auction. At the close of the auction in May 2000, we were the high bidder for 931 licenses covering an additional 679 million channel pops. The aggregate amount to be paid for these licenses will be approximately $161.0 million. The balance of $76.0 million payable for these licenses will be due when the licenses are issued by the FCC, which is expected to be during the second half of 2000.

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

      To capitalize on opportunities in our industries, we are pursuing a rapid expansion of services offered to our current 60 U.S. markets. We are also planning to offer our services in up to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures as well as anticipated operating losses. We plan to spend approximately $750.0 million on capital expenditures for the remainder of this year, which we expect to finance principally through our new Lucent facility and other credit facilities (including vendor financing and capital leases) which we expect to be available to us. We have the ability to moderate our capital spending and operating losses to some extent by varying the pace of our growth, including the number of markets in which we build network and offer services, and by determining how many buildings we enter in each market. In the event that we slow the speed or narrow the focus of our business plan, we would expect to reduce our capital requirements and operating losses.

      We anticipate, based on our business plan and certain assumptions, that our existing financial resources will be sufficient to fund our planned operations and capital requirements through 2001. In addition, we will have an additional $1.0 billion available under the Lucent facility as portions of the initial $1.0 billion are syndicated. We may be required to seek additional sources of capital if: our operating assumptions change or prove to be inaccurate; we are unable to draw the full amount of the undrawn commitment under the Lucent facility; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly than currently anticipated. We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

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

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "predict," "project," "will," "could" and similar terms and expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Reference is further made to the risk factors presented in our annual report filed on Form 10-K for the fiscal year ended December 31, 1999.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, redeemable preferred stock and long-term debt obligations. We do not use derivative instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our redeemable preferred stock and long-term obligations primarily consist of fixed rate instruments, and accordingly, would not be impacted by changes in interest rates. Amounts borrowed under the Lucent Facility and the new bank credit facility bear interest at the prime rate or LIBOR plus applicable margins. Therefore, the interest rate on these facilities will fluctuate as these rates fluctuate. We primarily enter into debt obligations to support the construction of our network and working capital needs.

Foreign Exchange Rates

      At March 31, 2000, our international operations were not material to our consolidated financial position. Therefore, we do not believe we are exposed to significant risk from changes in foreign currency exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

      In April 2000, we issued (euro)200.0 million Euro-denominated 12 3/4 % Senior Notes. We are subject to foreign currency exchange risk relating to the interest and principal payments on these notes. We do not consider our foreign currency exchange risk relating to these notes to be material.

      We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We will continue to evaluate risk management strategies in order to limit our foreign currency exchange risk in the future.

Equity Price Risk

      We currently do not have any significant investments in marketable equity securities. From time to time, we may consider acquiring equity securities for investment or strategic purposes. In March 2000, we invested $85.0 million in Wam!Net, Inc., which has filed a registration statement for its initial public offering. We have accounted for our investment in Wam!Net under the cost method, until such time as our holdings are freely tradable. We currently have no plans to dispose of our investments in equity securities; however, if any such transaction occurred, the value received for the investments would be affected by the market value of the underlying stock at the time of any such transaction. We currently do not utilize financial instruments to minimize our exposure to price fluctuations in equity securities. Based upon our current holdings in equity securities, our exposure to equity price risk is not material.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

      The following table sets forth certain information with respect to our issuance of certain securities during the quarter ended March 31, 2000, without registration of such securities under the Securities Act:

                                                                                             Terms of
                                                                       Exemption          Conversion or
    Securities Sold          Purchasers        Consideration            Claimed              Exercise          Use of Proceeds
    ---------------          ----------        -------------            -------              --------          ---------------
900,000 shares of our       Microsoft        $900.0 million        Section 4(2)         Convertible at        The proceeds of
Series G Senior             Corp.,           less certain                               the option of the     this issue are
Cumulative                  Credit           fees and                                   holder into           being used for
Participating               Suisse First     expenses                                   common stock of       working capital
Convertible Preferred       Boston                                                      Winstar at a          and general
Stock                       Equity                                                      conversion price      corporate
                            Partners,                                                   of $45.00 per         purposes,
                            L.P. and                                                    share                 including
                            certain                                                                           retirement of
                            affiliates                                                                        outstanding debt.
                            Welsh,
                            Carson
                            Anderson &
                            Stowe VIII, L.P.
                            and certain
                            affiliates, and
                            Cascade
                            Partners

$325.0 million 121/2%       Various          $493.3 million and    Section 4(2) and     Not applicable        The proceeds of
Senior Notes due 2008,      institutions     (euro)200.0 million   Rule 144A                                  these issues
$530,463,000 123/4%                          issued for cash,                                                 were used to
Senior Notes due 2010,                       and $662,920,448                                                 consummate the
$613,916,000 principal                       issued in                                                        cash tender
amount at maturity                           exchange for                                                     offers for
($300,757,448 issue                          certain of                                                       Winstar's
amount) of 143/4% Senior                     Winstar's Senior                                                 existing senior
Discount Notes due 2010                      Subordinated                                                     notes.  Some of
and (euro)200.0 million                      Notes, less                                                      the notes were
Euro Senior Notes due                        certain discounts                                                also issued in
2010                                         and expenses                                                     exchange for
                                                                                                              Winstar's
                                                                                                              existing senior
                                                                                                              subordinated
                                                                                                              notes

1,071,429 shares of         Wam!Net, Inc.    50,000 shares of      Section 4(2)         Not applicable        We did not
Winstar common stock                         Class E                                                          receive cash
                                             Convertible                                                      proceeds for
                                             Preferred Stock                                                  these shares
                                             of Wam!Net, Inc.

256,911 shares of           Various          Shares issued as      Section 4(2)         Not applicable        We did not
Winstar common stock        individuals      consideration in                                                 receive cash
                                             various                                                          proceeds for
                                             acquisitions                                                     these shares

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      27    Financial Data Schedule

(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the three months ended March 31, 2000:

      (1) Current report on Form 8-K dated December 15, 1999, which was filed on January 3, 2000, relating to our agreement to sell 900,000 shares of our Series G Preferred Stock to a group of purchasers for $900.0 million.

      (2) Current report on Form 8-K dated February 1, 2000, which was filed on February 11, 2000, relating to the completion of the sale of our Series G Preferred Stock.

      (3) Current report on Form 8-K dated February 14, 2000, which was filed on March 7, 2000, relating to the initiation of a series of transactions relating to our outstanding indebtedness.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winstar Communications, Inc.
   Registrant


By: /s/Richard J. Uhl
----------------------------------------
Richard J. Uhl
Group Executive and Chief Financial
  Officer (Principal Financial Officer)               Dated: May 15, 2000


By: /s/ Joseph P. Dwyer
----------------------------------------
Joseph P. Dwyer
Senior Vice President, Finance
  (Principal Accounting Officer)                      Dated: May 15, 2000