Form 10-K405/A
period 1999-12-31
WINSTAR COMMUNICATIONS INC
filed 2000-05-31
CIK 868797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10-K
                                       ON
                                 FORM 10-K405/A

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__   EXCHANGE ACT OF 1934

                         Commission file number 1-10726
                         ------------------------------

                          WINSTAR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                              13-3585278
  (State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                       Identification No.)

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

     The registrant hereby amends items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto.

PART III


Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     William J. Rouhana, Jr., 47, has been a director of Winstar since its inception, its chairman of the board since February 1991, and its chief executive officer since May 1994. Mr. Rouhana was president and chief executive officer of Winstar Companies, Inc., a merchant banking firm which focused on media and telecommunications investments, and its affiliates from 1983 until November 1995. Through Winstar Companies, he served, from August 1987 to February 1989, as vice chairman of the board and chief operating officer of Management Company Entertainment Group, Inc., a diversified distributor of entertainment products, and thereafter as its Vice Chairman of the board until May 1990. Mr. Rouhana was in private legal practice from 1977 to 1984, specializing in the financing of entities involved in the development of entertainment products and information services. Mr. Rouhana is a former vice chairman of the board of governors of the United Nations Association and is a member of the board of directors of Business Executives for National Security. He also co-founded and is co-chairman of the Humpty Dumpty Institute and a member of the board of trustees of Colby College. He is a Phi Beta Kappa graduate of Colby College, a Thomas J. Watson Fellow (1972-1973) and a graduate of Georgetown University School of Law.

     Nathan Kantor, 57, has been a director of Winstar since October 1994 and president and chief operating officer of Winstar since September 1995. From 1991 to September 1995, Mr. Kantor was president of ITC Group, Inc., a company that specialized in the development of emerging competitive telecommunications companies. Through ITC, Mr. Kantor coordinated all of Winstar's communications operations from June 1994 to September 1995. From January 1985 to December 1990, he was president of MCI Telecommunications Corporation (Northeast Division). Mr. Kantor was a founder of MCI International, Inc., and served as its president and chief operating officer from its founding in July 1982 to December 1984. From 1972 to 1982, Mr. Kantor held a number of senior management positions with MCI Communications, including vice president of National Operations. Mr. Kantor also is currently the chairman of the board and chief executive officer of Image Telecommunications Corp., a company involved in the development of information and video servers. Mr. Kantor is a graduate of Florida State University and the United States Military Academy at West Point.

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

     Hartley R. Rogers, 40, has been a director of Winstar since February 2000. Mr. Rogers has been managing director and co-head of Credit Suisse First Boston Equity Partners, L.P., a $2.75 billion private equity fund based in New York City, since its inception in 1998. Prior to that time, Mr. Rogers was managing director and head of the private investment department at Morgan Stanley Dean Witter & Co. where he managed the Princes Gate Investors private equity funds and the Morgan Stanley Bridge Fund, LLC, a high-yield bridge lending entity. Prior to that time, Mr. Rogers was president of J.G. Fogg & Co. Incorporated, a venture capital firm, and an investment banker at Morgan Stanley & Co. Incorporated. He received an A.B. from Harvard College and an M.B.A. from the Harvard Business School.

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

     Richard J. Uhl, 59, has been the president and chief operating officer of Winstar for Buildings since joining Winstar in December 1997. In November, 1999, Mr. Uhl was also appointed group executive and chief financial officer. Before joining Winstar, Mr. Uhl was a member of the board of directors of Frontier Corporation, a position he assumed when ALC Communications Corporation merged with Frontier Corporation in 1995. Mr. Uhl previously served on ALC's board for four years, and was vice president, controller and treasurer of MCI Communications Corporation for seven years. Mr. Uhl served as president and board member of Chicago Holdings, Inc., a privately owned investment banking firm, for 12 years. Mr. Uhl holds a masters degree from the New York University Graduate School of Business Administration and a bachelor's degree from Muhlenberg College.


Director Compensation

     We pay each outside director $500 for his attendance at each meeting of a board committee of which he is a member and $1,000 for his attendance at each meeting of our board as well as annual compensation in an amount of $10,000. In addition, on January 13th of each year during the term of our 1992 performance equity plan, assuming there are enough shares then available for grant under this plan, we award each person who is then a member of our board stock options to purchase 15,000 shares of our common stock with an exercise price equal to the market price of our common stock at that time (as determined in accordance with the 1992 plan). These options are immediately exercisable as of the date of grant and have a term of ten years.

Compliance with Exchange Act Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish Winstar with copies of all such reports they file. To Winstar's knowledge, based solely on review of the copies of such reports furnished to Winstar and written representations that no other reports were required during the year ended December 31, 1999, all filings under Section 16(a) were made as required.

Item 11. Executive Compensation

     The following table shows the compensation for the years ended December 31, 1999, 1998 and 1997 earned by (i) William J. Rouhana, Jr., our chairman and chief executive officer, (ii) Nathan Kantor, Timothy R. Graham and Richard J. Uhl, our other executive officers and (iii) Charles T. Dickson, our former executive vice president and chief financial officer who resigned in October 1999 (all of these executive officers are referred to collectively as the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                  Long Term Compensation
                                           -------------------------------------   ------------------------------------
                                                                                     Restricted
                                                                   Other Annual     Stock Awards       Securities
Name and principal                 Year   Salary ($)    Bonus    Compensation ($)        ($)       Underlying Options
position                                               ($)(1)                                             (#)
----------------------------       ----   -----------  ---------  --------------    ------------   --------------------
William J. Rouhana, Jr.            1999      537,002     858,587    67,543 (2)           -             165,000 (1) (4)
Chairman of the board and          1998      554,387     750,000         -               -            1,365,000 (3)(4)
chief executive officer            1997      483,658     500,000         -               -                  15,000 (4)

Nathan Kantor                      1999      524,363     645,000         -               -              115,000 (1)(4)
President and chief operating      1998      519,237     625,000         -               -              765,000 (3)(4)
officer                            1997      448,085     450,000         -               -                  15,000 (4)

Timothy R. Graham                  1999      316,820     300,000         -            312,900           200,000 (1)(4)
Executive vice president,          1998      284,416     220,000         -               -                 121,500 (1)
general counsel and secretary      1997      225,000     225,000         -               -                         -0-

Richard J. Uhl                     1999      332,043     300,000         -             74,000              602,500 (1)
Group executive and chief          1998      311,526     190,000         -               -                   75,000(1)
financial officer                  1997       11,538      30,000         -               -                 337,500 (5)

Charles T. Dickson                 1999      306,455         -0-         -               -                           -
Former executive vice president    1998      321,921     150,000         -               -                       1,500
and chief financial officer (6)    1997       11,923      30,000         -               -                  375,000(5)


-----------------------------

(1) Represents or includes bonuses paid or stock options granted as compensation for the year indicated, the payment or grant of which was made in the subsequent calendar year.

(2) Includes company paid insurance premiums, aircraft usage ($55,439) and the company matching contribution under its 401(k) plan, payable in Winstar common stock.

(3) Includes options to purchase shares of common stock granted pursuant to the terms of the executive's employment agreement entered into in such year. See "Employment Agreements."

(4) Includes or represents options to purchase 15,000 shares of common stock granted annually to directors of Winstar under the 1992 plan.

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

                                                                                                Potential Realizable
                                                                                              Value At Assumed Annual
                                                                                                Rates of Stock Price
                                                                                                    Appreciation
                                      Individual Grants                                           for Option Term
-----------------------------------------------------------------------------------------------------------------------
                                                    Percent of
                                   Number of       Total Options
                                   Securities       Granted to
                                   Underlying      Employees in   Exercise or
                                    Options         Fiscal Year   Base Price      Expiration
Name                               Granted (#)        (%)              ($)          Date             5% ($)      10% ($)
--------                           ----------      ------------   ------------   -----------       -------      --------
William J. Rouhana, Jr.               15,000              .1310    27.1667        1/13/09          256,274     649,450
Chairman of the board and
chief executive officer

Nathan Kantor
President and chief                   15,000              .1310    27.1667        1/13/09          256,274     649,450
operating officer

Timothy R. Graham                     15,000              .1310    27.1667        1/13/09          256,274     649,450
Executive vice president,            120,000             1.0477    28.0000          (2)            606,688   1,883,827
general counsel and                  150,000             1.3097    41.3330          (3)          2,108,591   4,783,674
secretary (5)                        -------             ------                                  ---------   ---------
                                     285,000             2.4884                                  2,971,554   7,316,952

Richard J. Uhl                        75,000              .6548    28.0000          (2)            379,180   1,177,392
Group executive and chief            225,000             1.9645    41.3333          (3)          3,162,886   7,175,511
financial officer(5)                 337,500             2.9467    24.6667          (4)          2,300,047   5,082,502
                                     -------             ------                                  ---------   ---------
                                     637,500             5.5661                                  5,842,114  13,435,406

Charles T. Dickson
Former executive vice                    -0-                -0-      N/A            N/A                N/A         N/A
president and chief
financial officer(1)

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

(5) The grants reflected in this table do not include grants of 3,000 shares of common stock and 1,800 shares of common stock, respectively, to Messrs. Uhl and Graham made under our 1995 plan in October 1999. They also do not reflect a grant of 7,200 shares of restricted common stock to Mr. Graham made under our 1995 plan in December 1999, which shares vest in equal annual installments of 1,800 shares on each of the first through fourth anniversaries of the date of grant.

                     AGGREGATED OPTION EXERCISES IN 1999 AND
                          FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning exercises of stock options during 1999 by each of the named executive officers and the fiscal year-end value of unexercised options held by such persons.

                                  Shares      Value             Number of Securities           Value of Unexercised
                                 Acquired     Realized         Underlying Unexercised         In-The-Money Options at
                                    on        ($'s in              Options At                 Fiscal Year-End (1)
                                 Exercise     thousands)        Fiscal Year-End (#)             ($'s in thousands)
       Name                         (#)
-----------------             -----------    ------------   ----------------------------  --------------------------------
                                                            Exercisable   Unexercisable    Exercisable    Unexercisable
                                                            -----------   --------------  -------------   ----------------
William J. Rouhana, Jr.              -            -            2,070,000          525,000         74,631           12,081
Chairman of the board and
chief executive officer

Nathan Kantor                       450,000          9,042     1,727,674          280,374         63,849            6,246
President and chief operating
officer

Timothy R. Graham                    -            -              120,300          293,700          4,709            4,611
Executive vice president,
general counsel and  secretary

Richard J. Uhl                       45,000          1,124        90,000          840,000          3,203           18,665
Group executive and chief
financial officer

Charles T. Dickson                   75,000            975        75,300              -0-          2,829              -0-
Former executive vice
president and chief financial
officer (2)


------------------------

(1) Represents the difference between the aggregate market value at December 30, 1999 of the common stock underlying the options, based on a last sale price of $48.9167 on that date, and the options' aggregate exercise prices.

(2) Mr. Dickson resigned as executive vice president and chief financial officer of Winstar in October 1999.

Employment Agreements

     In January 1998, Mr. Rouhana and Winstar entered into a three-year employment agreement, effective March 1, 1998, pursuant to which Mr. Rouhana continues to serve as Winstar's chairman of the board and chief executive officer. The employment agreement provides for a minimum annual base salary of $537,500, with annual increases as agreed upon by Winstar and Mr. Rouhana. The employment agreement also provides that Mr. Rouhana is eligible for an annual cash bonus, payable at the discretion of the board, not to exceed 150% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Rouhana was granted: (i) immediately exercisable options to purchase 450,000 shares of common stock for $17.33 per share, the closing sale price of the common stock on the day immediately preceding the agreement date;
(ii) options to purchase 450,000 shares of common stock which vested on January 6, 1999, of which 150,000 are exercisable at a price of $17.33 per share and

300,000 are exercisable at a price of $26 per share; and (iii) options to purchase 450,000 shares of common stock which vested on January 6, 2000, of which 150,000 are exercisable at a price of $17.33 per share and 300,000 are exercisable at a price of $34.67 per share.

     In September 1998, Mr. Kantor entered into a three-year employment agreement with Winstar. The employment agreement provides for a minimum annual base salary of $518,350, with annual increases as agreed upon by Winstar and Mr. Kantor. The employment agreement also provides that Mr. Kantor is eligible for an annual cash bonus, payable at the discretion of the chief executive officer and the board, not to exceed 125% of his base salary then in effect. At the time of execution of this employment agreement, Mr. Kantor was granted: (i) immediately exercisable options to purchase 250,000 shares of common stock for $17.33 per share, which is greater than the $14.33 closing sale price of the common stock on the business day immediately preceding the agreement date; (ii) options to purchase 250,376 shares of common stock which vested on September 6, 1999, of which 83,709 are exercisable at a price of $17.33 per share and 166,667 are exercisable at a price of $26 per share; and (iii) options to purchase 166,667 shares of common stock which vest on September 6, 2000, of which 83,709 are exercisable at a price of $17.33 per share and 166,665 are exercisable at a price of $34.67 per share.

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

Compensation Committee Interlocks and Insider Participation

     The compensation committee is composed of Mr. Magyar, Mr. vanden Heuvel, Professor Cash and Mr. Sorrel. No executive officer of Winstar sits on the compensation committee of another entity, one of whose executive officers serves as a director of Winstar or on Winstar's board, nor does any executive officer of Winstar serve as a director of another entity, one of whose executive officers serves on Winstar's board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The table and accompanying footnotes on the following pages set forth certain information as of May 12, 2000 with respect to the ownership of our common stock by: (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors and named executive officers and
(iii) all of our directors and executive officers as a group (in each case, based upon information furnished by such persons). Our outstanding Series A and Series G preferred stock is convertible into and votes as a single class with our common stock. Shares of common stock issuable upon (A) exercise of options which are currently exercisable or exercisable within 60 days of the date of this Report and (B) conversion of the Series A and Series G preferred stock have been included in the following table with respect to the beneficial ownership of the person owning such options or preferred stock, but not with respect to any other persons listed below.

                                                   Number of Shares              Percent
Name and Address of Beneficial Owner              Beneficially Owned     Beneficially Owned (%)
------------------------------------             ---------------------   ---------------------
William J. Rouhana, Jr. (1)                              3,756,465 (2)             4.1

Nathan Kantor (1)                                        1,782,636 (3)             2.0

Timothy R. Graham (1)                                      585,378 (4)              *

Richard J. Uhl (1)                                         111,000 (5)              *

Steven B. Magyar                                           127,280 (6)              *
Two Pine Point
Lloyd Harbor, New York 11742

William J. vanden Heuvel                                    111,000(7)              *
812 Park Avenue
New York, New York 10021

Bert Wasserman                                              150,000(8)              *
126 East 56th Street
New York, New York 10022

James I. Cash                                                45,000(9)              *
Harvard University
Graduate School of Business Administration
Baker Library 187, Soldiers Field Road
Boston, Massachusetts 02163

Hartley R. Rogers                                        8,906,477(10)             9.1
c/o Credit Suisse First Boston
11 Madison Avenue
New York, NY 10010

Lawrence B. Sorrel                                       5,275,378(11)             5.6
c/o Welsh, Carson, Anderson & Stowe VIII, L.P.
320 Park Avenue, Suite 2500
New York, New York  10022

Janus Capital Corporation                                8,743,298(12)             9.8
100 Fillmore Street
Denver, Colorado  80206-4923

                                                   Number of Shares              Percent
Name and Address of Beneficial Owner              Beneficially Owned     Beneficially Owned (%)
------------------------------------             ---------------------   ---------------------
Credit Suisse First Boston Equity Partners,              8,906,477(13)             9.1
L.P.
11 Madison Avenue
New York, NY 10010

FMR Corp.                                                8,222,507(14)             9.2
82 Devonshire Drive
Boston, MA 02019

GBU Inc.                                                 7,842,518(15)             8.8
GEM Capital Management, Inc.
Gerald B. Unterman
70 East 55th Street
New York, NY  10022

Putnam Investments, Inc.                                 5,992,706(16)             6.7
One Post Office Square
Boston, Massachusetts 02109

Welsh, Carson, Anderson & Stowe VIII, L.P.               5,292,045(17)             5.6
320 Park Avenue, Suite 2500
New York, New York

All directors and executive                             20,850,614(18)            19.2
officers as a group (10 persons)


------------------

*    Less than 1%.

(1) The address of this person is c/o Winstar Communications, Inc., 685 Third Avenue, New York, New York 10017.

(2) Includes (i) 2,347,500 shares of common stock issuable upon exercise of certain options and (ii) 193,125 shares of common stock issuable upon exercise of certain options owned by Mr. Rouhana's spouse, as to which Mr. Rouhana disclaims beneficial ownership. Does not include 187,500 shares of common stock issuable upon exercise of options which do not become exercisable within 60 days of the date of this Report. Mr. Rouhana has agreed that, during the term of Nathan Kantor's employment agreement with Winstar, he would vote all shares of common stock he controls in favor of Mr. Kantor as a director of Winstar.

(3) Includes 1,757,674 shares of common stock issuable upon exercise of certain options. Does not include 365,374 shares of common stock issuable upon exercise of options which do not become exercisable within 60 days of the date of this Report.

(4) Includes 166,800 shares of common stock issuable upon exercise of certain options. Does not include 297,200 shares of common stock issuable upon exercise of options which do not become exercisable and 7,200 shares of common stock under a restricted stock award which do not vest within 60 days of the date of this Report.

(5) Includes 105,000 shares of common stock issuable upon exercise of certain options. Does not include 865,000 shares of common stock issuable upon exercise of options which do not become exercisable within 60 days of the date of this Report.

(6) Includes (i) 1,500 shares of common stock owned by Mr. Magyar's spouse, as to which Mr. Magyar disclaims beneficial ownership, (ii) 3,786 shares of common stock owned by benefit plans of which Mr. Magyar is the sole trustee and primary beneficiary and (iii) 105,000 shares of common stock issuable upon exercise of certain options.

(7) Includes 105,000 shares of common stock issuable upon exercise of certain options. Also includes 750 shares of common stock owned by Mr. vanden Heuvel's spouse, as to which Mr. vanden Heuvel disclaims beneficial ownership.

(8) Includes 135,000 shares of common stock issuable upon exercise of certain options.

(9) Includes 45,000 shares of common stock issuable upon exercise of certain options.

(10) Represents shares of common stock issuable upon conversion of the Series G preferred stock beneficially owned by Credit Suisse First Boston Equity Partners, L.P., of which Mr. Rogers is a Managing Director, and certain affiliated parties. Mr. Rogers disclaims beneficial ownership of these shares.

(11) Includes 5,269,822 shares of common stock issuable upon conversion of the Series G preferred stock beneficially owned by Welsh, Carson, Anderson & Stowe VIII, L.P., of which Mr. Sorrel is a General Partner, and certain affiliates (collectively, "Welsh, Carson"). Mr. Sorrel disclaims beneficial ownership of the shares of common stock owned directly by Welsh, Carson and its affiliates. Information with respect to this stockholder was derived from its Schedule 13D, as filed with the SEC on February 2000.

(12) Represents shares of common stock beneficially owned by Janus Capital Corporation ("Janus Capital") and certain affiliated investment companies for which it is a registered investment adviser. As a result of its role as investment adviser or sub-adviser to these investment companies, Janus Capital may be deemed to be the beneficial owner of the shares of common stock held by such companies. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held by such companies and disclaims any ownership associated with such rights. Information with respect to this stockholder was derived from its Schedule 13G, as filed with the SEC in January 2000.

(13) Represents shares of common stock issuable upon conversion of Series G preferred stock beneficially owned by Credit Suisse First Boston Equity Partners, L.P. and certain affiliates. Information with respect to this stockholder was derived from its Schedule 13D, as filed with the SEC in February 2000.

(14) Represents shares of our common stock beneficially owned by FMR Corp, the parent holding company of, among others, Fidelity Management & Research Company ("Fidelity Management"). FMR Corp is a registered investment adviser which acts as investment adviser to various registered investment companies within the Fidelity family of investment funds. Information with respect to this stockholder was derived from its Schedule 13G, as amended, as filed with the SEC in February 2000.

(15) Represents shares or our common stock beneficially owned by GBU Inc. and GEM Capital Management, Inc. Each of GBU and GEM is a registered investment adviser which acts as investment adviser to various funds and managed accounts. Gerald B. Unterman is the President, a director and principal stockholder of GBU and GEM Capital. Mr. Unterman, GBU and GEM Capital are deemed to beneficially own shares of common stock held by those funds and managed accounts over which they exercise control. Information with respect to these stockholders was derived from their Schedule 13G, as amended, as filed with the SEC in February 2000.

(16) Represents shares of common stock beneficially owned by Putnam Investments, Inc. and certain affiliates. Information with respect to this stockholder was derived from its Schedule 13G, as filed with the SEC in February 2000.

(17) Represents shares issuable upon conversion of Series G preferred stock beneficially owned by Welsh, Carson, including 22,223 shares issuable upon conversion of Series G preferred stock beneficially owned by WCAS Information Partners, LLP. Information with respect to this stockholder was derived from its Schedule 13D, as filed with the SEC on February 2000.

(18) Includes shares referred to as being included in notes (2) through (11). Excludes shares referred to in such notes as being excluded.


Item 13. Certain Relationships and Related Transactions

     Winstar leases office space located in Westport, Connecticut from KKJ Properties, LLC, an entity controlled by Nathan Kantor, president and chief operating officer of Winstar. This is a month-to-month lease under which Winstar pays monthly rent of $6,600, which Winstar believes to be a fair market rate.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of May, 2000.

                                          WINSTAR COMMUNICATIONS, INC.



                                          By:/s/ Joseph P. Dwyer
                                          ------------------------------
                                           Joseph P. Dwyer
                                           Senior Vice President - Finance and
                                           Principal Accounting Officer