Form 10-Q
period 2000-06-30
WINSTAR COMMUNICATIONS INC
filed 2000-08-15
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________  to _______________________

                         Commission File Number: 1-10726

                          WINSTAR COMMUNICATIONS, INC.
                   ------------------------------------------
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

The number of shares outstanding of the issuer's common stock, as of August 10, 2000, was 90,747,178.

                                    FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  Financial Information

    Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2000 (unaudited) and December 31, 1999..................    3

         Unaudited Condensed Consolidated Statements
         of Operations - three and six months ended
         June 30, 2000 and 1999 ..........................................    4

         Unaudited Condensed Consolidated Statement of
         Stockholders' Equity (Deficit) - six months ended
         June 30, 2000....................................................    5

         Unaudited Condensed Consolidated Statements
         of Cash Flows - six months ended
         June 30, 2000 and 1999...........................................    6

         Notes to Condensed Consolidated
         Financial Statements.............................................    7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   16

Item 3.     Quantitative and Qualitative Disclosures......................   28

PART II.   Other Information..............................................   29

            Item 2. Changes in Securities
            Item 4. Submission of Matters to a Vote of Security Holders
            Item 6. Exhibits and Reports on Form 8-K

Signatures  ..............................................................   32

                          Winstar Communications, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        June 30,     December 31,
                                                                          2000           1999
                                                                      -----------    -----------
                                                                      (unaudited)
                                     ASSETS
Current assets
      Cash and cash equivalents                                       $   436,354    $    93,331
      Short term investments                                              147,189        152,640
                                                                      -----------    -----------
         Cash, cash equivalents and short term investments                583,543        245,971

      Accounts receivable, net of allowance for doubtful accounts         174,280        139,725
      Inventories                                                          33,020         18,194
      Prepaid expenses and other current assets                           180,774         86,930
                                                                      -----------    -----------

         Total current assets                                             971,617        490,820

Investments in marketable equity securities                                 1,363         80,267
Investments, at cost                                                      121,809         17,478
Property and equipment, net                                             2,342,433      1,793,982
Licenses, net                                                             314,892        317,386
Other intangible assets, net                                              197,072        193,399
Deferred financing costs, net                                              69,881         54,759
Other assets                                                              169,003        117,202
                                                                      -----------    -----------

         Total assets                                                 $ 4,188,070    $ 3,065,293
                                                                      ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
      Current portion of long-term debt                               $    12,199    $    18,512
      Current portion of capitalized lease obligations                    151,142        121,747
      Accounts payable and accrued expenses                               289,670        376,501
      Deferred revenues - current                                          16,920         11,699
                                                                      -----------    -----------
         Total current liabilities                                        469,931        528,459

Capitalized lease obligations, less current portion                       139,901        179,600
Long-term debt, less current portion                                    3,049,189      2,144,782
Deferred revenues - non current                                           205,572        164,238
Other liabilities                                                          20,722         16,604
Deferred income taxes                                                      11,500         14,500
                                                                      -----------    -----------
         Total liabilities                                              3,896,815      3,048,183
                                                                      -----------    -----------

Series C cumulative exchangeable redeemable preferred stock                    --        231,212
Series D senior cumulative convertible redeemable preferred stock         200,000        200,000

Stockholder's equity (deficit)
      Series F preferred stock                                                  3              3
      Series G preferred stock                                                  9             --
      Series A preferred stock                                                 45             44
      Series E preferred stock                                                  1              1
      Common stock, par value $.01; authorized 400,000 shares,
            issued and outstanding 90,656 and 83,640, respectively            907            836
      Additional paid-in-capital                                        1,986,966      1,022,229
      Accumulated deficit                                              (1,895,480)    (1,457,519)
      Accumulated other comprehensive (loss) income                        (1,196)        20,304
                                                                      -----------    -----------
         Total stockholder's equity (deficit)                              91,255       (414,102)
                                                                      -----------    -----------
         Total liabilities, redeemable preferred stock and
            stockholders' equity (deficit)                            $ 4,188,070    $ 3,065,293
                                                                      ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                       For the three months ended  For the six months ended
                                                                June 30,                   June 30,
                                                       --------------------------  ------------------------
                                                            2000         1999         2000          1999
                                                         ---------    ---------     ---------    ---------
Operating revenue
      Broadband services                                 $ 152,823    $  76,856     $ 286,284    $ 145,443
      Other                                                 23,465       19,649        52,792       39,155
                                                         ---------    ---------     ---------    ---------
Total operating revenue                                    176,288       96,505       339,076      184,598
                                                         ---------    ---------     ---------    ---------

Operating expenses
      Cost of revenue                                       98,542       73,353       195,033      141,295
      Selling, general and administrative expenses         122,587      106,242       245,517      206,163
      Depreciation, amortization and non-cash expenses      72,878       34,818       138,852       63,276
                                                         ---------    ---------     ---------    ---------
Total operating expenses                                   294,007      214,413       579,402      410,734
                                                         ---------    ---------     ---------    ---------

Operating loss                                            (117,719)    (117,908)     (240,326)    (226,136)

Other income (expense)
      Interest expense                                     (73,987)     (50,641)     (136,762)    (101,334)
      Interest income                                       11,597        4,971        22,308        9,980
      Other income (expense)                                (5,672)          --        18,482           --
                                                         ---------    ---------     ---------    ---------
Loss before income tax benefit and extraordinary item     (185,781)    (163,578)     (336,298)    (317,490)
Income tax benefit                                           1,500        1,000         3,141        2,000
                                                         ---------    ---------     ---------    ---------
Loss before extraordinary item                            (184,281)    (162,578)     (333,157)    (315,490)
Extraordinary loss on debt extinguishment                 (104,804)          --      (104,804)          --
                                                         ---------    ---------     ---------    ---------
Net loss                                                  (289,085)    (162,578)     (437,961)    (315,490)
Preferred stock dividends and redemption premiums          (54,486)     (12,801)      (81,619)     (24,992)
                                                         ---------    ---------     ---------    ---------
Net loss applicable to common stockholders               $(343,571)   $(175,379)    $(519,580)   $(340,482)
                                                         =========    =========     =========    =========

Basic and diluted loss per share:
      Loss before extraordinary item (see note 8)        $   (2.67)   $   (2.35)    $   (4.74)   $   (4.82)
      Extraordinary loss on debt extinguishment              (1.17)          --         (1.20)          --
                                                         ---------    ---------     ---------    ---------
Net loss per share (see note 8)                          $   (3.84)   $   (2.35)    $   (5.94)   $   (4.82)
                                                         =========    =========     =========    =========

Weighted average shares outstanding                         89,562       74,559        87,408       70,602
                                                         =========    =========     =========    =========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                     For the Six Months Ended June 30, 2000
                                 (in thousands)
                                   (unaudited)


                                                            Series F                 Series G                Series A
                                                        preferred stock           preferred stock         preferred stock
                                                      --------------------      -------------------    ---------------------
                                                      Shares        Amount      Shares       Amount    Shares         Amount
                                                      ------        ------      ------       ------    ------         ------
Balances at January 1, 2000                              300        $    3          --       $   --     4,405         $   44

Issuances of common stock:
  For stock option exercises and other
  For acquisitions, investments and licenses
  For warrant exercises
  For advertising services

Issuance of Series G Preferred Stock                                               900            9

Dividends declared on Series A preferred stock

Issuances of Series A preferred stock as
  dividends in kind                                                                                       133              1

Dividends declared on Series C preferred stock

Preferred Series C - redemption premiums and fees

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

Comprehensive loss:

     Net loss

     Reversal of unrealized gain on investments in marketable equity securities

     Unrealized loss on marketable equity securities

     Foreign currency translation adjustment

     Unrealized gain on forward exchange contract



Total comprehensive loss


                                                        ----       -------     -------     --------   -------        -------
Balances at June 30, 2000                                300       $     3        900      $      9     4,538        $    45
                                                        ====       =======     =======     ========   =======        =======
                                                               Series E
                                                           preferred stock           Commont stock           Additional
                                                        ---------------------    ----------------------       paid-in
                                                        Shares         Amount    Shares          Amount       capital
                                                        ------         ------    ------          ------       -------
Balances at January 1, 2000                                 75         $    1     83,640            836     1,022,229

Issuances of common stock:
  For stock option exercises and other                                             2,322             24        15,823
  For acquisitions, investments and licenses                                       1,328             13        63,480
  For warrant exercises                                                            2,736             27        37,485
  For advertising services                                                           281              3         8,510

Issuance of Series G Preferred Stock                                                                          888,167

Dividends declared on Series A preferred stock                                                                 (3,334)

Issuances of Series A preferred stock as
  dividends in kind                                                                                             3,333

Dividends declared on Series C preferred stock                                                                (15,012)

Preferred Series C - redemption premiums and fees                                                             (27,896)

Dividends declared on Series D preferred stock                                                                 (7,000)

Issuances of common stock as dividends
  on Series D preferred stock                                                         72              1         3,499

Dividends declared on Series F preferred stock                                                                (10,875)

Issuances of common stock as dividends
  on Series F preferred stock                                                        277              3        10,872

Dividends declared on Series G preferred stock                                                                (21,410)

Issuance of dividends on Series G
   preferred stock                                                                                             19,095

Comprehensive loss:

     Net loss

     Reversal of unrealized gain on investments in marketable equity securities

     Unrealized loss on marketable equity securities

     Foreign currency translation adjustment

     Unrealized gain on forward exchange contract



Total comprehensive loss


                                                      --------          --------  ------         ------  ------------
Balances at June 30, 2000                                   75          $      1  90,656          $ 907  $  1,986,966
                                                      ========          ========  ======          =====  ============
                                                                               Accumulated            Total
                                                                                  other           stockholders'
                                                            Accumulated       comprehensive           equity
                                                              deficit         income (loss)         (deficit)
                                                              -------         -------------         ---------
Balances at January 1, 2000                                $(1,457,519)           $20,304           $(414,102)

Issuances of common stock:
  For stock option exercises and other                                                                 15,847
  For acquisitions, investments and licenses                                                           63,493
  For warrant exercises                                                                                37,512
  For advertising services                                                                              8,513

Issuance of Series G Preferred Stock                                                                  888,176

Dividends declared on Series A preferred stock                                                         (3,334)

Issuances of Series A preferred stock as
  dividends in kind                                                                                     3,334

Dividends declared on Series C preferred stock                                                        (15,012)

Preferred Series C - redemption premiums and fees                                                     (27,896)

Dividends declared on Series D preferred stock                                                         (7,000)

Issuances of common stock as dividends
  on Series D preferred stock                                                                           3,500

Dividends declared on Series F preferred stock                                                        (10,875)

Issuances of common stock as dividends
  on Series F preferred stock                                                                          10,875

Dividends declared on Series G preferred stock                                                        (21,410)

Issuance of dividends on Series G
   preferred stock                                                                                     19,095

Comprehensive loss:

     Net loss                                                 (437,961)                              (437,961)

     Reversal of unrealized gain on investments in
       marketable equity securities                                               (19,837)            (19,837)

     Unrealized loss on marketable equity securities                               (1,637)             (1,637)

     Foreign currency translation adjustment                                         (352)               (352)

     Unrealized gain on forward exchange contract                                     326                 326


                                                                                                  -----------
Total comprehensive loss                                                                             (459,461)
                                                                                                  ===========

                                                          ------------           --------           ---------
Balances at June 30, 2000                                 $ (1,895,480)          $ (1,196)          $  91,255
                                                          ============           ========           =========

            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                         For the six months ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                             2000          1999
                                                                        -----------    -----------
Cash flows from operating activities:
     Net loss                                                           $  (437,961)   $  (315,490)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Extraordinary loss on debt extinguishment                          104,804             --
         Depreciation, amortization and non-cash expenses                   138,852         63,276
         Deferred income tax benefit                                         (3,000)        (2,000)
         Provision for doubtful accounts                                      9,089         11,354
         Loss in equity method investment                                       834             --
         Minority interest share of losses in consolidated subsidiary        (7,252)            --
         Gain on foreign currency transaction                                (1,383)            --
         Gain on sale of marketable equity securities                       (19,837)            --
         Non cash interest expense                                           47,195         64,370
         Changes in operating assets and liabilities:
             Accounts receivable                                            (14,538)       (53,500)
             Inventories                                                     (7,480)        (4,376)
             Prepaid expenses and other current assets                      (60,386)       (35,226)
             Other assets                                                   (44,064)        (5,676)
             Accounts payable and accrued expenses                           (3,761)        25,602
             Deferred revenues                                               18,404        121,561
                                                                        -----------    -----------

Net cash used in operating activities                                      (280,484)      (130,105)
                                                                        -----------    -----------

Cash flows from investing activities:
     Decrease in short-term investments, net                                  5,451          4,607
     Increase in investments in unconsolidated entities                     (58,187)            --
     Net proceeds from sale of marketable equity securities                  80,132             --
     Purchase of property and equipment                                    (376,506)      (147,840)
     Deposit on FCC license auction                                         (32,000)            --
     Acquisitions, net of cash acquired, including licenses                  (6,334)       (14,235)

                                                                        -----------    -----------
Net cash used in investing activities                                      (387,444)      (157,468)
                                                                        -----------    -----------

Cash flows from financing activities:
     Proceeds from long-term debt, net of transaction costs               2,108,257        141,759
     Repayment of long-term debt                                         (1,975,143)            --
     Net proceeds from preferred stock offerings                            888,176        290,878
     Net proceeds from common stock offering                                     --        167,454
     Net proceeds from exercise of warrants                                  37,512             --
     Net proceeds from other equity transactions                             15,847         35,657
     Payment of capital lease obligations                                   (63,698)       (45,628)
     Other, net                                                                  --           (103)
                                                                        -----------    -----------

Net cash provided by financing activities                                 1,010,951        590,017
                                                                        -----------    -----------

Net increase in cash and cash equivalents                                   343,023        302,444
Cash and cash equivalents at beginning of period                             93,331        208,257
                                                                        -----------    -----------

Cash and cash equivalents at end of period                                  436,354        510,701
Short-term investments at end of period                                     147,189        100,166
                                                                        -----------    -----------
Cash, cash equivalents and short-term investments
     at end of period                                                   $   583,543    $   610,867
                                                                        ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Nature of Business

      We provide our customers with broadband services. These services include high-speed Internet and data, Web hosting and design, phone services, Web-based applications, e-commerce, professional services and Office.com(R), A Service From Winstar, the top-ranked online business service for small and medium-sized businesses. We offer a comprehensive suite of these services across our own end-to-end broadband network, and are continuously adding new broadband services for our customers. We are also rapidly building a widely available broadband network which we believe will enable us to offer broadband services to a majority of the business market in the United States. We presently serve the top 60 markets in the United States. We also offer services in 12 overseas markets, including Amsterdam, Brussels, Buenos Aires, London and Tokyo.

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

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Securities." Unrealized gains and losses on marketable securities are reflected as a component of accumulated other comprehensive income (loss).

      The condensed consolidated financial statements and related footnotes are unaudited. The financial statements contain all adjustments (consisting only of normal recurring accrual adjustments) which, in our opinion, are necessary to fairly present our financial position as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and 1999, the statements of cash flows for the six months ended June 30, 2000 and 1999, and the statement of stockholders' equity (deficit) for the six months ended June 30, 2000.

      Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

3. Stock Split Effected in the Form of a Common Stock Dividend

      On March 2, 2000 we distributed a 50% common stock dividend, pursuant to which common stockholders of record as of February 16, 2000 received one additional share of common stock for every two shares they owned. All share and per-share amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the stock dividend.

4. Increase in Number of Authorized Shares

      On June 28, 2000, our stockholders approved amendments to our certificate of incorporation which increased the number of authorized shares of common stock from 200,000,000 to 400,000,000 and increased the number of authorized shares of preferred stock from 15,000,000 to 30,000,000.

5. Investments

      In March 2000, we acquired 85,000 shares of Class E Convertible Preferred Stock of Wam!Net Inc., a Minnesota corporation and a global provider of business-to-business electronic services to the media industry. The aggregate purchase price was $85.0 million, consisting of $35.0 million in cash and 1,071,429 shares of our common stock valued at $50.0 million. We will account for the investment in Wam!Net Class E Convertible Preferred Stock under the cost method of accounting until our investment in Wam!Net is freely tradable on a national exchange, at which time it will be accounted for as a marketable security.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      In March 2000, we sold all of our interest in Advanced Radio Telecom Corp. for $80.1 million in cash. We had previously recorded an unrealized gain in accumulated other comprehensive income of $19.8 million. This gain was reclassified to other income in our condensed consolidated statements of operations during the three months ended March 31, 2000.

6. Issuance of Series G Preferred Stock

      In February 2000, we sold 900,000 shares of our Series G Senior Cumulative Participating Convertible Preferred Stock in a private placement for an aggregate purchase price of $900.0 million. The net proceeds received were approximately $888.2 million. The Series G Preferred Stock pays cumulative dividends quarterly in arrears on March 15, June 15, September 15 and December 15, at a rate equal to the excess (if any) of (i) 5.75% per annum on the liquidation preference over (ii) the amount of any regular cash dividends per share of Series G Preferred Stock that have been paid during the applicable dividend period on our common stock. If we do not pay any of these dividends in cash, the amount of such dividends will be added to the liquidation preference of the Series G Preferred Stock as of the dividend payment date.

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

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

7. Long-Term Debt and Series C Preferred Stock

      During the second quarter of 2000, we engaged in a series of transactions relating to our outstanding notes and Series C Preferred Stock. These transactions included an institutional private placement of $1.6 billion, consisting of the following new unsecured senior notes:

      o     $325.0 million of 12 1/2% Senior Notes due 2008
      o     $637.7 million of 12 3/4% Senior Notes due 2010
      o     $454.1 million at issuance of 14 3/4% Senior Discount Notes due 2010
      o     (euro)200.0 million Euro-denominated 12 3/4% Senior Notes due 2010

      A portion of the proceeds, together with approximately $100.2 million from our existing cash resources, was used to fund the tender offer for most of our outstanding senior notes, which had an aggregate book balance of approximately $668.0 million. A portion of the remaining balance of the new notes were issued in exchange for most of our outstanding subordinated notes with an aggregate principal or accreted amount of approximately $650.4 million. The remaining portion of the new notes were issued in exchange for substantially all of our 14 1/4% Senior Subordinated Deferred Interest Debentures due 2007, which in turn had been issued in June 2000 in exchange for all of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock due 2007, which had a liquidation preference of approximately $243.1 million. The new notes contain covenants that are generally less restrictive on our operations than those contained in the notes that were replaced. Approximately $16.3 million in aggregate principal amount of old notes remain outstanding. However, the indentures governing these notes were amended to eliminate substantially all of the restrictive covenants and certain default provisions contained therein.

      The tender of the senior notes and the exchange of our 10% Senior Subordinated Notes due 2008 were accounted for as a debt extinguishment; the exchange of our 11% Senior Subordinated Deferred Interest Notes due 2008 and our 15% Senior Subordinated Deferred Interest Notes were accounted for as a debt modification; and the exchange of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock due 2007 was accounted for as a redemption of the Series C Preferred Stock. These transactions had the following non-recurring impact on our results of operations for the three months ended June 30, 2000:
(1) an increase in other expense of approximately $7.0 million resulting from the financing costs associated with the exchange of the 11% Notes and the 15% Notes, (2) extraordinary losses on debt extinguishment of approximately $104.8 million resulting from the premiums paid on tendered notes and the write-off of deferred financing costs associated with the tendered senior notes and the exchange of the 10% Notes, and (3) a $24.0 million charge associated with the Series C Preferred Stock redemption premiums.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      The new notes are summarized below:

12 1/2% Senior Notes due 2008

      The principal amount of the 12 1/2% Senior Notes is $325.0 million. Interest will accrue from the date of issuance at 12 1/2% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2008 and are not redeemable prior to maturity.

12 3/4% Senior Notes due 2010

      The principal amount of the 12 3/4% Senior Notes is $637.7 million. Interest will accrue from the date of issuance at 12 3/4% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2010. On or after April 15, 2005, we may redeem all or a portion of the 12 3/4% Senior Notes at redemption prices specified in the note agreement. In addition, before April 15, 2003, we may redeem a specified percentage of the outstanding notes with the net proceeds of a public equity offering.

14 3/4% Senior Discount Notes due 2010

      The 14 3/4% Senior Discount Notes have an initial accreted value of $454.1, with a principal amount at maturity of $927.0 million. No cash interest will accrue on these notes until April 15, 2005. From the date of issuance through April 15, 2005, the aggregate accreted value of the 14 3/4% Senior Discount Notes will increase at a rate of 14 3/4% per year, compounded semi-annually, to their aggregate principal amount at maturity of $927.0 million. After April 15, 2005, cash interest will accrue at a rate of 14 3/4% per year and will be payable on April 15 and October 15 of each year, commencing October 15, 2005. The notes will mature on April 15, 2010. The 14 3/4% Senior Discount Notes have redemption provisions similar to the 12 3/4% Senior Notes described above.

12 3/4% Euro-denominated Senior Notes due 2010

      The principal amount of the 12 3/4% Euro-denominated Senior Notes is 200.0 million Euro (approximately US$190.5 million at June 30, 2000). Interest will accrue from the date of issuance at 12 3/4% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2010. The 12 3/4% Euro-denominated Senior Notes have redemption provisions similar to the 12 3/4% Senior Notes and the 14 3/4% Senior Discount Notes described above. Subsequent to June 30, 2000, we entered into a cross currency swap transaction to effectively convert the Euro-denominated obligations into U.S. dollar obligations. The cross currency swap will be accounted for as a hedging instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

      In May 2000, we consummated a $1.15 billion senior secured credit facility with a group of commercial banks and other financial institutions. The proceeds from the credit facility were used to pay down loans outstanding under our then existing facility with Lucent Technologies. The revolving credit and term loan agreement provides for a $300.0 million revolving credit facility and two term loans aggregating $850.0 million. The facilities bear interest at rates based on the prime rate or LIBOR, plus applicable margins. The revolving line of credit will be reduced beginning on December 31, 2004 and will be fully paid on March 31, 2007. The term loans will be repaid in quarterly payments commencing March 31, 2004 and ending on March 31, 2007 in one instance and on September 30, 2007 in the other instance. The amounts drawn under the credit facility are secured by substantially all of our current and future assets, excluding assets financed under the Lucent credit facility described below. The credit facility contains customary loan covenants restricting or limiting our ability to engage in certain activities, including limitations on debt, liens, investments, restricted payments, transactions with affiliates, asset sales and dispositions, and changes in our corporate existence. At varying times over the term of the credit facility we are required to meet certain financial, operational and network build out tests.

      In May 2000, a subsidiary of Winstar entered into a new financing arrangement with Lucent for a renewed credit facility in the aggregate amount of $2.0 billion. Up to $1.0 billion of the credit facility is available to us at any one time for the purchase of network equipment and related services, of which we had borrowed $248.1 million as of June 30, 2000. Interest on loans under the facility accrue at rates based on the prime rate or LIBOR, plus an applicable margin. Amounts borrowed under the facility are to be repaid in equal quarterly installments beginning on March 31, 2005 and ending on the maturity of the facility on December 31, 2006. We pay an up-front commitment fee equal to a specified percentage of the amount borrowed and an unused facility fee equal to a percentage of the unused available commitment. At any time that the outstanding amount of Lucent loans (as defined in the Lucent credit agreement) exceed $500.0 million, then Lucent may request that we refinance the amounts outstanding. If the amounts are not refinanced within a specified period after notice is given, among other potential adjustments, the interest rate on the outstanding amounts will be increased by a specified percentage per year. Alternatively, after appropriate notice is given, Lucent can convert the amount of Lucent loans outstanding under the facility to senior notes issued by Winstar pursuant to an indenture similar to those governing our recently issued senior notes. In addition, a portion of the proceeds of certain equity offerings are required to be utilized to repay outstanding indebtedness under this facility. Amounts borrowed under the facility are secured by a purchase money security interest in the equipment financed under the facility. The Lucent facility contains loan covenants similar to those governing the bank credit facility described above.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

8. Basic and Diluted Loss Per Share

      Basic and diluted loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The incremental shares from assumed conversion of preferred stock or assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would have been antidilutive. Basic and diluted loss per share were calculated as follows (amounts in thousands, except per share data):

                                     For the three months      For the six months
                                             ended                   ended
                                            June 30,                June 30,
                                    ----------------------    ----------------------
                                       2000         1999         2000         1999
                                    ---------    ---------    ---------    ---------
Loss before extraordinary item      ($184,281)   ($162,578)   ($333,157)   ($315,490)
Preferred stock dividends
  and redemption premiums             (54,486)     (12,801)     (81,619)     (24,992)
                                    ---------    ---------    ---------    ---------
Loss applicable to common
  stock-holders before
  extraordinary item                 (238,767)    (175,379)    (414,776)    (340,482)
Extraordinary loss on debt
  extinguishment                     (104,804)          --     (104,804)          --
                                    ---------    ---------    ---------    ---------
Loss applicable to common
  stockholders                      ($343,571)   ($175,379)   ($519,580)   ($340,482)
                                    =========    =========    =========    =========

Weighted average shares
  outstanding                          89,562       74,559       87,408       70,602
                                    =========    =========    =========    =========

Basic and diluted loss per share:
  Loss before extraordinary items   ($   2.67)   ($   2.35)   ($   4.74)   ($   4.82)
  Extraordinary loss on debt
    extinguishment                      (1.17)          --        (1.20)          --
                                    ---------    ---------    ---------    ---------
Net loss per share                  ($   3.84)   ($   2.35)   ($   5.94)   ($   4.82)
                                    =========    =========    =========    =========

Excluding the non-recurring impact of debt modification fees ($7.0 million) and preferred stock redemption premiums ($24.0 million) related to the debt refinancing during the second quarter of 2000, loss before extraordinary items for the three and six months ended June 30, 2000 would have been $2.32 and $4.39, respectively.

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

9. License Acquisitions

      During the six months ended June 30, 2000, we were the successful bidder for 931 38 GHz licenses auctioned by the FCC which cover an additional 679 million channel pops. The aggregate amount to be paid for these licenses will be approximately $161.0 million, of which $32.0 million had been paid as a deposit as of June 30, 2000. The balance of the $129.0 million payable will be due when the licenses are issued by the FCC, which is expected to occur during the second half of 2000.

10. Segments

      Our operating segments represent business units that offer different products and serve different markets. The Broadband Services segment derives its revenues by offering its customers a variety of individual and bundled services. The Traditional Media Services segment derives its revenues by marketing and distributing information content, licenses and services in traditional markets, such as television, video, cable and radio. Our Other Telecommunications Services segment derives its revenue from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our broadband network. Substantially all of our revenue is attributable to customers in the United States, and our assets are predominately located in the United States. Shared administrative services provided to the business units are classified as Corporate Expenses. International activities, including joint ventures, as of June 30, 2000 were not material. Information relating to our reportable operating segments is as follows (in thousands):

                                                                Other
                                              Traditional   Telecommuni-    Total for      Corporate
                                Broadband       Media         cacations    Reportable     Expenses and
                                Services       Services       Services      Segments         Assets         Total
                                --------       --------       --------      --------         ------         -----
For the three months  ended
June 30, 2000
   External revenue           $   152,823    $    19,429    $     4,036   $   176,288       $     --    $   176,288
   Segment operating
   (loss) income                  (85,675)         1,986            928       (82,761)       (34,958)      (117,719)
   EBITDA (1)                     (15,259)         2,977          1,816       (10,466)       (34,375)       (44,841)
   Segment assets               3,329,342        136,384         29,474     3,495,200        692,870      4,188,070

For the three months ended
June 30, 1999
   External revenue           $    76,856    $    12,619    $     7,030   $    96,505       $     --    $    96,505
   Segment operating
   (loss) income                  (85,334)           (73)           378       (85,029)       (32,879)      (117,908)
   EBITDA (1)                     (51,951)           449          1,266       (50,236)       (32,854)       (83,090)
   Segment assets               1,766,963         76,383         38,055     1,881,401        688,126      2,569,527

                  Winstar Communications, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                                                            Other
                                           Traditional   Telecommuni-    Total for      Corporate
                             Broadband       Media         cacations    Reportable     Expenses and
                             Services       Services       Services      Segments         Assets         Total
                             --------       --------       --------      --------         ------         -----
For the six months ended
June 30, 2000
   External revenue        $   286,284    $    43,830    $     8,962   $   339,076       $     --    $   339,076
   Segment operating
   (loss) income              (176,335)         6,130          2,257      (167,948)       (72,378)      (240,326)
   EBITDA (1)                  (42,068)         8,101          4,033       (29,934)       (71,540)      (101,474)
   Segment assets            3,329,342        136,384         29,474     3,495,200        692,870      4,188,070

For the six months ended
June 30, 1999
   External revenue        $   145,443    $    24,850    $    14,305   $   184,598       $     --    $   184,598
   Segment operating
   (loss) income              (156,039)          (469)           872      (155,636)       (70,500)      (226,136)
   EBITDA (1)                  (95,844)           706          2,648       (92,490)       (70,370)      (162,860)
   Segment assets            1,766,963         76,383         38,055     1,881,401        688,126      2,569,527

(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, non-cash expenses, other income (expense), and extraordinary items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      We provide our customers with broadband services. These services include high-speed Internet and data, Web hosting and design, phone services, Web-based applications, e-commerce, professional services and Office.com(Registered), A Service From Winstar, the top-ranked online business service for small and medium-sized businesses. We offer a comprehensive suite of these services across our own end-to-end broadband network and are continuously adding new broadband services for our customers. We are also rapidly building a widely available broadband network which we believe will enable us to offer broadband services to a majority of the business market in the United States. We presently serve the top 60 markets in the United States. We also offer services in 12 overseas markets, including Amsterdam, Brussels, Buenos Aires, London and Tokyo.

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

      We also develop and distribute information content through traditional media, such as television, video, cable and radio. These revenues and revenues from sales of broadcast and programming rights and licenses are classified as other revenue. Other revenues also include those derived from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our broadband network. We expect these long distance revenues to decline over time through normal loss, or churn, of this customer base.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Results of Operations

      Revenues from our operating business lines are as follows (in millions):

                                                          Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         2000              1999
                                                       -------           -------
Operating revenue:
  Broadband services ................................  $ 152.8           $  76.9
  Other .............................................     23.5              19.6
                                                       -------           -------

Total operating revenue .............................  $ 176.3           $  96.5
                                                       =======           =======

Revenue

      Total revenue increased by $79.8 million, or 82.7%, to $176.3 million for the three months ended June 30, 2000, from $96.5 million for the three months ended June 30, 1999. This increase was principally attributable to the growth in our broadband services.

      Broadband Services Revenue

      Revenue from broadband services increased by $75.9 million, or 98.7%, to $152.8 million for the three months ended June 30, 2000, from $76.9 million for the three months ended June 30, 1999. We experienced continued growth in all types of broadband services revenue, driven principally by growth in the number of addressable customers, the number of customers ordering multiple services, and the addition of a number of new commercial contracts. Revenue from large account solutions was $72.6 million for the three months ended June 30, 2000, compared to $20.1 million for the three months ended June 30, 1999. We attribute this success to the continued growth of our network through the installation of additional local bandwidth, data and voice switching infrastructure and the addition of our local and long-haul fiber. We are continuing to realize increased revenue especially from the sale of these data-related products and services, including end-to-end broadband connectivity, equipment and network deployment solutions to our larger customers. We have now signed contracts totaling over $1.4 billion from our large account customers (excluding the federal government). We expect to recognize approximately $140.0 million of this amount as revenue over the next 12 months.

      Other Revenue

      Revenue from other services increased by $3.9 million, or 19.9%, to $23.5 million for the three months ended June 30, 2000, from $19.6 million for the three months ended June 30, 1999. This increase was due primarily to improved revenue from our traditional media business, resulting from expanded programming offerings, and broadcast license sales, offset by the anticipated decline in revenue from the acquired long-distance customer base, which is not in markets we serve.

Cost of Revenue

      Cost of revenue increased by $25.1 million, or 34.2%, to $98.5 million for the three months ended June 30, 2000, from $73.4 million for the three months ended June 30, 1999. As a percentage of revenue, cost of revenue for the three months ended June 30, 2000 was 55.9%, compared with 76.0% for the three months ended June 30, 1999. The improvement in the cost of revenue percentage is the result of the increase in sales of higher margin large account solutions, the increased volumes and larger percentages of traffic being provisioned on our local and long haul networks, cost reductions received from our vendors, and the larger number of customers taking multiple services.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased by $16.4 million, or 15.4%, to $122.6 million for the three months ended June 30, 2000, from $106.2 million for the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses declined from 110.1% for the three months ended June 30, 1999 to 69.5% for the three months ended June 30, 2000. During the three months ended June 30, 2000, we increased our advertising support for Office.com, A Service From Winstar, and we incurred approximately $9.4 million of incremental advertising expenses. Additionally, we continued to hire support personnel in connection with the expansion of our core markets and services, both domestically and internationally. We had approximately 4,400 employees at June 30, 2000, as compared with 3,200 employees at June 30, 1999.

Depreciation, Amortization and Non-Cash Expenses

      Depreciation, amortization and non-cash expenses increased by $38.1 million, or 109.5%, to $72.9 million for the three months ended June 30, 2000, from $34.8 million for the three months ended June 30, 1999, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses. Depreciation, amortization and non-cash expenses for the three months ended June 30, 2000 also included approximately $6.1 million relating to promotion and advertising services obtained through the issuance of common stock and contributed by CBS Corporation relating to its equity interest in Office.com. These are not cash-based transactions and therefore are amortized to depreciation, amortization and non-cash expenses. We expect that depreciation, amortization and non-cash expenses will continue to increase as we increase our investment in the build out of our broadband network.

Operating Loss

      For the reasons noted above, the operating loss for the three months ended June 30, 2000 was $117.7 million, compared to $117.9 million for the three months ended June 30, 1999.

Interest Expense

      Interest expense increased by $23.4 million, or 46.2%, for the three months ended June 30, 2000, to $74.0 million, from $50.6 million for the three months ended June 30, 1999. This increase was principally attributable to additional borrowings under our original Lucent facility, which were paid in full in May 2000 with the proceeds from our new bank facility. This increase in interest expense was offset, in part, by the conversion of $122.1 million of our 14% Convertible Senior Subordinated Discount Notes into approximately 8.9 million shares of common stock in June 1999. Of the $74.0 million of interest expense incurred for the three months ended June 30, 2000, $15.4 million represented non-cash interest and amortization of deferred financing costs.

Interest Income

      Interest income increased by $6.6 million, or 132.0%, to $11.6 million for the three months ended June 30, 2000, from $5.0 million for the three months ended June 30, 1999. The increase resulted from higher balances in cash, cash equivalents and short-term investments due to the issuance of the Series G Preferred Stock in February 2000.

Other Income (Expense)

      Other income (expense) for the three months ended June 30, 2000 consists primarily of approximately $7.0 million of one-time transaction fees incurred during the exchange of our 11% Senior Subordinated Notes and our 15% Senior Subordinated Notes. Other income (expense) also includes CBS's minority interest share of losses of Office.com of approximately $2.9 million, offset by a one-time loss on the sale of telecommunications network equipment of approximately $2.1 million.

Extraordinary Loss on Debt Extinguishment

      For the three months ended June 30, 2000, we reported an extraordinary loss on debt extinguishment of approximately $104.8 million resulting from the premiums paid on tendered notes and the write-off of deferred financing costs associated with the tendered senior notes and the exchange of the 10% Senior Subordinated Notes.

Net Loss Before Preferred Stock Dividends and Redemption Premiums

      For the reasons noted above, we reported a net loss before preferred stock dividends and redemption premiums of $289.1 million for the three months ended June 30, 2000, compared to a loss of $162.6 million for the three months ended June 30, 1999.

Preferred Stock Dividends and Redemption Premiums

      For the three months ended June 30, 2000, we incurred dividend obligations of $30.5 million relative to our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, none of which were paid in cash. For the three months ended June 30, 1999, such obligations amounted to $12.8 million. The increase is primarily due to the issuance of 300,000 shares of Series F Preferred Stock in June 1999 and the issuance of 900,000 shares of Series G Preferred Stock in February 2000.

      In June 2000, all of our Series C Preferred Stock was exchanged for our 14 1/4% Senior Subordinated Deferred Interest Notes due 2007, substantially all of which were in turn exchanged for a combination of our 12 3/4% Senior Notes due 2010 and our 14 3/4% Senior Discount Notes due 2010. As a result of this exchange transaction, we recorded a $24.0 million one-time charge during the three months ended June 30, 2000.

Net Loss Applicable to Common Stockholders

      For the reasons noted above, we reported a net loss applicable to common stockholders of $343.6 million for the three months ended June 30, 2000, compared to a net loss applicable to common stockholders of $175.4 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Results of Operations

      Revenues from our operating business lines are as follows (in millions):

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                        2000              1999
                                                       -------           -------
Operating revenue:
  Broadband services .......................           $ 286.3           $ 145.4
  Other ....................................              52.8              39.2
                                                       -------           -------
Total operating revenue ....................           $ 339.1           $ 184.6
                                                       =======           =======

Revenue

      Total revenue increased by $154.5 million, or 83.7%, to $339.1 million for the six months ended June 30, 2000, from $184.6 million for the six months ended June 30, 1999. This increase was principally attributable to the growth in our broadband services.

      Broadband Services Revenue

      Revenue from broadband services increased by $140.9 million, or 96.9%, to $286.3 million for the six months ended June 30, 2000, from $145.4 million for the six months ended June 30, 1999. We experienced continued growth in all types of broadband services revenue, driven principally by growth in the number of addressable customers, the number of customers ordering multiple services, and the addition of a number of new commercial contracts. Revenue from large account solutions was $133.5 million for the six months ended June 30, 2000, compared to $35.9 million for the six months ended June 30, 1999. We attribute this success to the continued growth of our network through the installation of additional local bandwidth, data and voice switching infrastructure and the addition of our local and long-haul fiber. We are continuing to realize increased revenue especially from the sale of these data-related products and services, including end-to-end broadband connectivity, equipment and network deployment solutions to our larger customers.

      Other Revenue

      Revenue from other services increased by $13.6 million, or 34.7%, to $52.8 million for the six months ended June 30, 2000, from $39.2 million for the six months ended June 30, 1999. This increase was due primarily to improved revenue from our traditional media business, resulting from expanded programming offerings, and broadcast license sales, offset by the anticipated decline in revenue from the acquired long-distance customer base, which is not in markets we serve.

Cost of Revenue

      Cost of revenue increased by $53.7 million, or 38.0%, to $195.0 million for the six months ended June 30, 2000, from $141.3 million for the six months ended June 30, 1999. As a percentage of revenue, cost of revenue for the six months ended June 30, 2000 was 57.5%, compared with 76.5% for the six months ended June 30, 1999. The improvement in the cost of revenue percentage is the result of the increase in sales of higher margin large account solutions, the increased volumes and larger percentages of traffic being provisioned on our local and long haul networks, cost reductions received from our vendors, and the larger number of customers taking multiple services.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased by $39.3 million, or 19.1%, to $245.5 million for the six months ended June 30, 2000, from $206.2 million for the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses declined from 111.7% for the six months ended June 30, 1999 to 72.4% for the six months ended June 30, 2000. During the six months ended June 30, 2000, we increased our advertising support for Office.com, A Service From Winstar, and we incurred approximately $21.4 million of incremental advertising expenses. Additionally, we continued to hire support personnel in connection with the expansion of our core markets and services, both domestically and internationally. We had approximately 4,400 employees at June 30, 2000, as compared with 3,200 employees at June 30, 1999.

Depreciation, Amortization and Non-Cash Expenses

      Depreciation, amortization and non-cash expenses increased by $75.6 million, or 119.4%, to $138.9 million for the six months ended June 30, 2000, from $63.3 million for the six months ended June 30, 1999, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill, purchased customer lists and spectrum licenses. Depreciation, amortization and non-cash expenses for the six months ended June 30, 2000 also included approximately $10.5 million relating to promotion and advertising services obtained through the issuance of common stock and contributed by CBS Corporation relating to its equity interest in Office.com. These are not cash-based transactions and therefore are amortized to depreciation, amortization and non-cash expenses. We expect that depreciation, amortization and non-cash expenses will continue to increase as we increase our investment in the build out of our broadband network.

Operating Loss

      For the reasons noted above, the operating loss for the six months ended June 30, 2000 was $240.3 million, compared with an operating loss of $226.1 million for the six months ended June 30, 1999.

Interest Expense

      Interest expense increased by $35.5 million, or 35.0%, for the six months ended June 30, 2000, to $136.8 million, from $101.3 million for the six months ended June 30, 1999. This increase was principally attributable to additional borrowings under our original Lucent facility, which were paid in full in May 2000 with the proceeds from our new bank facility. This increase in interest expense was offset, in part, by the conversion of $122.1 million of our 14% Convertible Senior Subordinated Discount Notes into approximately 8.9 million shares of common stock in June 1999. Of the $143.8 million of interest expense incurred for the six months ended June 30, 2000, $47.2 million represented non-cash interest and amortization of deferred financing costs.

Interest Income

      Interest income increased by $12.3 million, or 123.0%, to $22.3 million for the six months ended June 30, 2000, from $10.0 million for the six months ended June 30, 1999. The increase resulted from higher balances in cash, cash equivalents and short-term investments due to the issuance of the Series G Preferred Stock in February 2000.

Other Income (Expense)

      Other income (expense) of $18.5 million for the six months ended June 30, 2000 consists of the $19.9 million gain on the sale of shares of Advanced Radio Telecom Corp. recorded during the first quarter of 2000 and CBS's minority interest share of losses of Office.com of approximately $7.3 million, offset by approximately $7.0 million of one-time transaction fees incurred during the exchange of our 11% Senior Subordinated Notes and our 15% Senior Subordinated Notes and a one-time loss on the sale of telecommunications network equipment of approximately $2.1 million.

Extraordinary Loss on Debt Extinguishment

      For the six months ended June 30, 2000, we reported an extraordinary loss on debt extinguishment of approximately $104.8 million resulting from the premiums paid on tendered notes and the write-off of deferred financing costs associated with the tendered senior notes and the exchange of the 10% Senior Subordinated Notes.

Net Loss Before Preferred Stock Dividends and Redemption Premiums

      For the reasons noted above, we reported a net loss before preferred stock dividends of $438.0 million for the six months ended June 30, 2000, compared to a net loss before preferred stock dividends of $315.5 million for the six months ended June 30, 1999.

Preferred Stock Dividends and Redemption Premiums

      For the six months ended June 30, 2000, we incurred dividend obligations of $57.6 million relative to our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, none of which were paid in cash. For the six months ended June 30, 1999, such obligations amounted to $25.0 million. The increase is primarily due to the issuance of 300,000 shares of Series F Preferred Stock in June 1999 and the issuance of 900,000 shares of Series G Preferred Stock in February 2000.

      In June 2000, all of our Series C Preferred Stock was exchanged for our 14 1/4% Senior Subordinated Deferred Interest Notes due 2007, substantially all of which were in turn exchanged for a combination of our 12 3/4% Senior Notes due 2010 and our 14 3/4% Senior Discount Notes due 2010. As a result of this exchange transaction, we recorded a $24.0 million one-time charge during the three months ended June 30, 2000.

Net Loss Applicable to Common Stockholders

      For the reasons noted above, we reported a net loss applicable to common stockholders of $519.6 million for the six months ended June 30, 2000, compared to a net loss applicable to common stockholders of $340.5 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

      At June 30, 2000, we had $583.5 million of cash, cash equivalents and short-term investments. During the six months ended June 30, 2000, net cash provided by financing activities was $1,011.0 million. In February 2000, we received net proceeds of $888.2 million from the sale of 900,000 shares of our Series G Preferred Stock. During the six months ended June 30, 2000, we also received $37.5 million of net proceeds from the exercise of warrants to purchase
2.7 million shares of our common stock and $15.8 million from stock option exercises and other equity transactions.

      During the second quarter of 2000, we engaged in a series of transactions relating to our outstanding notes and Series C Preferred Stock. These transactions included an institutional private placement of $1.6 billion, consisting of the following new unsecured senior notes:

      o     $325.0 million of 12 1/2% Senior Notes due 2008
      o     $637.7 million of 12 3/4% Senior Notes due 2010
      o     $454.1 million at issuance of 14 3/4% Senior Discount Notes due 2010
      o     (euro)200.0 million Euro-denominated 12 3/4% Senior Notes due 2010

      These transactions replaced or refinanced our existing senior and senior subordinated notes, including the exchange of our Series C Preferred Stock. These notes are governed by indentures which contain customary restrictive covenants, among other provisions. However, these covenants are generally less restrictive than those governing our old notes, and permitted us to enter into the $1.15 billion credit facility described below.

      In May 2000, we consummated a $1.15 billion senior secured credit facility with a group of commercial banks and other financial institutions. The proceeds from the credit facility were used to pay down loans outstanding under our then existing facility with Lucent Technologies. We also entered into a new financing arrangement with Lucent for a renewed credit facility in the aggregate amount of $2.0 billion. Up to $1.0 billion of the credit facility is available to us at any one time for the purchase of network equipment and related services, of which we had borrowed $248.1 million as of June 30, 2000. The new debt and credit facilities are further discussed in Note 7 to our condensed consolidated financial statements.

      Cash provided by financing activities during the six months ended June 30, 2000 is net of $63.7 million of payments under capital lease obligations, primarily to Williams Communications related to the delivery of certain dark fiber assets and specified fixed circuits. At June 30, 2000, we had capital lease obligations with Williams totaling $241.6 million. We expect to pay Williams an additional $347.6 million over the next six years for dark fiber, long-haul transport services and other network services. We also have an agreement with Metromedia Fiber Networks which allows us to obtain dark fiber capacity in 50 major markets in the United States and in certain markets outside the U.S. We will pay approximately $300.0 million over 20 years under this agreement.

      During the six months ended June 30, 2000, we used $280.5 million of cash in operating activities. Net cash used by operating activities is primarily due to losses before extraordinary items and changes in working capital items, offset by non-cash interest expense and depreciation, amortization and non-cash expenses.

      Cash used to fund negative EBITDA during the three months ended June 30, 2000 was approximately $44.8 million. EBITDA represents losses before interest, income taxes, depreciation, amortization and non-cash expenses, extraordinary losses and other income (expense) and is commonly used in our industry to measure cash flows and liquidity. EBITDA is not intended to represent results of operations or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies.

      Cash used in investing activities was $387.4 million during the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2000 primarily consists of cash used to purchase property and equipment of $376.5 million. Purchases of property and equipment during the six months ended June 30, 2000 were approximately $658.5 million, of which $480.5 million were financed collectively through the Lucent Facilities and our arrangements with Williams and various other equipment vendors. The original Lucent Facility was paid down with proceeds from our new bank credit facility as previously described.

      During the six months ended June 30, 2000, investing activities also included $35.1 million of cash used to purchase 35,000 shares of Class E Convertible Preferred Stock of Wam!Net, Inc. In addition, we received $80.1 million on the sale of all of our holdings in Advanced Radio Telecom Corp.

      During the six months ended June 30, 2000, we were the successful bidder for 931 38 GHz licenses auctioned by the FCC which cover an additional 679 million channel pops. The aggregate amount to be paid for these licenses will be approximately $161.0 million, of which $32.0 million had been paid as a deposit as of June 30, 2000. The balance of the $129.0 million payable will be due when the licenses are issued by the FCC, which is expected to occur during the second half of 2000.

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

      To capitalize on opportunities in our industries, we are pursuing a rapid expansion of services offered to our current 60 U.S. markets. We are also planning to offer our services in up to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures as well as anticipated operating losses. We plan to spend approximately $1.0 billion on capital expenditures during 2000, which we expect to finance principally through our new Lucent facility and other credit facilities (including vendor financing and capital leases) which we expect to be available to us. We have the ability to moderate our capital spending and operating losses to some extent by varying the pace of our growth, including the number of markets in which we build network and offer services, and by determining how many buildings we enter in each market. In the event that we slow the speed or narrow the focus of our business plan, we would expect to reduce our capital requirements and operating losses.

      We anticipate, based on our business plan and certain assumptions, that our existing financial resources will be sufficient to fund our planned operations and capital requirements through 2001. These financial resources include the $2 billion Lucent credit facility. In addition, we may be required to seek additional sources of capital if: our operating assumptions change or prove to be inaccurate; we are unable to draw the full amount of the undrawn commitment under the Lucent facility; we consummate any acquisitions of significant businesses or assets (including spectrum licenses); or we further accelerate our plan and enter markets more rapidly than currently anticipated. We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

Effects of Recently Issued Accounting Pronouncements

      In September 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after September 15, 2000. We adopted SFAS 133 during the second quarter of

2000. The adoption of this statement did not have a material effect on our results of operations or our financial position.

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

      The following factors and other factors may cause our actual results to differ materially from those contemplated by some of the forward-looking statements included in this report:

o the willingness of the marketplace to accept fixed wireless services generally, and our Wireless FiberSM services in particular, as an acceptable alternative to other available communications technologies and rapid technological innovation bringing on constant enhancements in communications;

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

Foreign Exchange Rates

      At June 30, 2000, our international operations were not material to our consolidated financial position. Therefore, we do not believe we are exposed to significant risk from changes in foreign currency exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

      In April 2000, we issued (euro)200.0 million Euro-denominated 12 3/4% Senior Notes. We recently entered into a cross currency swap transaction to effectively convert the Euro-denominated obligations into U.S. dollar obligations. This transaction hedges our exposure to exchange rate fluctuations in the Euro.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

      The following table sets forth certain information with respect to our issuance of certain securities during the quarter ended June 30, 2000, without registration of such securities under the Securities Act:

                                                                           Terms of
                                                           Exemption      Conversion     Use of
Securities Sold     Purchasers        Consideration         Claimed       or Exercise    Proceeds
---------------     ----------        -------------         -------       -----------    --------
280,600 shares of   Lakeside          media and services   Section 4(2)      N/A         We did not receive
of Winstar common   Ventures, LLC                                                        cash proceeds for
stock                                                                                    these shares

$107,190,000        Various           issued in exchange   Section 4(2)      N/A         We did not receive
12 3/4% Senior      Institutions      for Winstar's        Rule 144A                     cash proceeds for
Notes due 2010                        $172,800,000                                       these notes
and $157,260,801                      14 1/4% Senior
14 3/4% Senior                        Subordinated
Discount Notes                        Deferred Interest
due 2010                              Notes due 2007
($313,041,000
principal
amount at
maturity)

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders (the "Meeting") held on June 28, 2000, we submitted the following matters to a vote of our security holders, all of which matters were approved:

1.    Election of Class III Directors.

      Name of Director              Votes For               Votes Withheld
      ----------------              ---------               --------------

      William J. Rouhana, Jr.       100,485,747             372,815
      Steven B. Magyar              100,482,409             376,417
      William J. vanden Heuvel      100,521,651             336,911

      The term of office of each of the following additional directors continued after the Meeting: James I. Cash, Timothy R. Graham, Nathan Kantor, Hartley R. Rogers, Lawrence B. Sorrel, Bert Wasserman

2. Amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000.

            Votes For               Votes Against                 Abstentions
            ---------               -------------                 -----------
            97,753,398              2,875,581                     229,583

3. Amendment to our certificate of incorporation to increase the number of authorized shares of preferred stock from 15,000,000 to 30,000,000.

            Votes For               Votes Against                 Abstentions
            ---------               -------------                 -----------
            70,882,553              9,766,250                     249,799

4.    Approval of adoption of the 2000 Performance Equity Plan

            Votes For               Votes Against                 Abstentions
            ---------               -------------                 -----------
            60,765,169              19,789,830                    343,603

Item 6. Exhibit and Report on Form 8-K

(a)   Exhibit.

      27    Financial Data Schedule

(b) Report on Form 8-K. We filed the following report on Form 8-K during the three months ended June 30, 2000:

      (1) Current report on Form 8-K for events occurring March 3, 2000 and thereafter, which was filed on June 1, 2000, relating to the consummation of a series of transactions relating to the refinancing of our outstanding indebtedness.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winstar Communications, Inc.
   Registrant


By: /s/ Richard J. Uhl
   --------------------------------
   Richard J. Uhl
   Group Executive and Chief Financial
     Officer (Principal Financial and
     Accounting Officer)                                  Dated: August 14, 2000