Form 10-Q
period 2000-09-30
WINSTAR COMMUNICATIONS INC
filed 2000-11-14
CIK 868797

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                                        OR

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

The number of shares outstanding of the issuer's common stock, as of November 9, 2000, was 92,224,263.

                                   FORM 10-Q

                          WINSTAR COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2000 (unaudited) and December 31, 1999............      3

         Unaudited Condensed Consolidated Statements
         of Operations - three and nine months ended
         September 30, 2000 and 1999 ....................................      4

         Unaudited Condensed Consolidated Statement of
         Stockholders' Deficit - nine months ended
         September 30, 2000..............................................      5

         Unaudited Condensed Consolidated Statements
         of Cash Flows - nine months ended
         September 30, 2000 and 1999.....................................      6

         Notes to Condensed Consolidated
         Financial Statements............................................      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................     19

Item 3.  Quantitative and Qualitative Disclosures........................     32

PART II. Other Information...............................................     33

                  Item 2.  Changes in Securities
                  Item 6.  Exhibits and Reports on Form 8-K

Signatures ..............................................................     34

                          Winstar Communications, Inc.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                    September 30,  December 31,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                       $   302,693    $    93,331
    Short term investments                                               53,550        152,640
                                                                    -----------    -----------
       Cash, cash equivalents and short term investments                356,243        245,971

    Accounts receivable, net of allowance for doubtful accounts         229,563        139,725
    Inventories and assets held for sale                                 51,742         26,146
    Prepaid expenses and other current assets                           174,423         86,930
                                                                    -----------    -----------

       Total current assets                                             811,971        498,772

Investments in marketable equity securities                               1,057         80,267
Investments, at cost                                                    125,524         17,478
Property and equipment, net                                           2,672,616      1,773,707
Licenses, net                                                           314,824        317,386
Other intangible assets, net                                            193,675        193,399
Deferred financing costs, net                                            76,251         54,759
Other assets                                                            273,327        129,525
                                                                    -----------    -----------

       Total assets                                                 $ 4,469,245    $ 3,065,293
                                                                    ===========    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Current portion of long-term debt                               $    10,228    $    18,512
    Current portion of capitalized lease obligations                    110,375        121,747
    Accounts payable and accrued expenses                               432,207        376,501
    Deferred revenues - current                                          26,095         11,699
                                                                    -----------    -----------
       Total current liabilities                                        578,905        528,459

Capitalized lease obligations, less current portion                     219,982        179,600
Long-term debt, less current portion                                  3,312,358      2,144,782
Deferred revenues - non current                                         235,339        164,238
Other liabilities                                                        22,686         16,604
Deferred income taxes                                                    10,000         14,500
                                                                    -----------    -----------
       Total liabilities                                              4,379,270      3,048,183
                                                                    -----------    -----------

Series C cumulative exchangeable redeemable preferred stock                --          231,212
Series D senior cumulative convertible redeemable preferred stock       200,000        200,000

Stockholders' deficit
    Series F preferred stock                                                  3              3
    Series G preferred stock                                                  9           --
    Series A preferred stock                                                 46             44
    Series E preferred stock                                                  1              1
    Common stock, par value $.01; authorized 400,000 shares,
      issued and outstanding 91,639 and 83,640, respectively                916            836
    Additional paid-in-capital                                        1,993,467      1,022,229
    Accumulated deficit                                              (2,099,022)    (1,457,519)
    Accumulated other comprehensive (loss) income                        (5,445)        20,304
                                                                    -----------    -----------
       Total stockholders' deficit                                     (110,025)      (414,102)
                                                                    -----------    -----------
       Total liabilities, redeemable preferred stock and
         stockholders' deficit                                      $ 4,469,245    $ 3,065,293
                                                                    ===========    ===========



           See Notes to Condensed Consolidated Financial Statements.

                          Winstar Communications, Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                      For the three months ended   For the nine months ended
                                                             September 30,               September 30,
                                                      --------------------------   -------------------------
                                                          2000         1999            2000         1999
                                                        ---------    ---------       ---------    ---------
Operating revenue
    Broadband services                                  $ 175,903    $  97,618       $ 462,187    $ 243,062
    Other                                                  19,220       21,917          72,012       61,071
                                                        ---------    ---------       ---------    ---------
Total operating revenue                                   195,123      119,535         534,199      304,133
                                                        ---------    ---------       ---------    ---------

Operating expenses
    Cost of revenue                                       102,838       83,555         297,871      224,850
    Selling, general and administrative expenses          124,246      108,601         369,763      314,764
    Depreciation, amortization and non-cash expenses       87,074       42,976         225,926      106,252
                                                        ---------    ---------       ---------    ---------
Total operating expenses                                  314,158      235,132         893,560      645,866
                                                        ---------    ---------       ---------    ---------

Operating loss                                           (119,035)    (115,597)       (359,361)    (341,733)

Other income (expense)
    Interest expense                                      (95,597)     (52,677)       (232,359)    (154,011)
    Interest income                                         9,128        6,779          31,436       16,759
    Other income                                              462         --            18,944         --
                                                        ---------    ---------       ---------    ---------
Loss before income tax benefit and extraordinary item    (205,042)    (161,495)       (541,340)    (478,985)
Income tax benefit                                          1,500        1,000           4,641        3,000
                                                        ---------    ---------       ---------    ---------
Loss before extraordinary item                           (203,542)    (160,495)       (536,699)    (475,985)
Extraordinary loss on debt extinguishment                    --           --          (104,804)        --
                                                        ---------    ---------       ---------    ---------
Net loss                                                 (203,542)    (160,495)       (641,503)    (475,985)
Preferred stock dividends and redemption premiums         (23,887)     (18,372)       (105,506)     (43,364)
                                                        ---------    ---------       ---------    ---------
Net loss applicable to common stockholders              $(227,429)   $(178,867)      $(747,009)   $(519,349)
                                                        =========    =========       =========    =========

Basic and diluted loss per share:
    Loss before extraordinary item (see note 8)         $   (2.50)   $   (2.18)      $   (7.25)   $   (6.98)
    Extraordinary loss on debt extinguishment                --           --             (1.18)        --
                                                        ---------    ---------       ---------    ---------
Net loss per share (see note 8)                         $   (2.50)   $   (2.18)      $   (8.43)   $   (6.98)
                                                        =========    =========       =========    =========

Weighted average shares outstanding                        90,910       81,870          88,584       74,409
                                                        =========    =========       =========    =========


           See Notes to Condensed Consolidated Financial Statements.

                          Winstar Communications, Inc.
           Condensed Consolidated Statement of Stockholders' Deficit
                  For the Nine Months Ended September 30, 2000
                                 (in thousands)
                                  (unaudited)


                                                                    Series F                           Series G
                                                                 preferred stock                    preferred stock
                                                          -----------------------------       ----------------------------
                                                            Shares            Amount            Shares           Amount
                                                          -----------       -----------       -----------      -----------
Balances at January 1, 2000                                       300       $         3              --        $      --

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

Comprehensive loss:

     Net loss

     Reversal of unrealized gain on investments in marketable equity securities

     Unrealized loss on marketable equity securities

     Foreign currency translation adjustment

     Unrealized loss on forward exchange contract


Total comprehensive loss


                                                          -----------       -----------       -----------      -----------
Balances at September 30, 2000                                    300       $         3               900      $         9
                                                          ===========       ===========       ===========      ===========


                                                                   Series A                          Series E
                                                                preferred stock                   preferred stock
                                                          ----------------------------      ----------------------------
                                                            Shares           Amount           Shares           Amount
                                                          -----------      -----------      -----------      -----------
Balances at January 1, 2000                                     4,405      $        44               75      $         1

Issuances of common stock:
  For stock option exercises and other
  For acquisitions, investments and licenses
  For warrant exercises
  For advertising services

Issuance of Series G Preferred Stock

Dividends declared on Series A preferred stock

Issuances of Series A preferred stock as
  dividends in kind                                               201                2

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

Comprehensive loss:

     Net loss

     Reversal of unrealized gain on investments in marketable equity securities

     Unrealized loss on marketable equity securities

     Foreign currency translation adjustment

     Unrealized loss on forward exchange contract


Total comprehensive loss


                                                          -----------      -----------      -----------      -----------
Balances at September 30, 2000                                  4,606      $        46               75      $         1
                                                          ===========      ===========      ===========      ===========



                                                                  Common stock               Additional
                                                          ----------------------------        paid-in        Accumulated
                                                            Shares           Amount           capital          deficit
                                                          -----------      -----------      -----------      -----------
Balances at January 1, 2000                                    83,640      $       836      $ 1,022,229      $(1,457,519)

Issuances of common stock:
  For stock option exercises and other                          2,720               28           20,569
  For acquisitions, investments and licenses                    1,328               13           63,480
  For warrant exercises                                         2,736               27           37,485
  For advertising services                                        604                6           13,768

Issuance of Series G Preferred Stock                                                            888,167

Dividends declared on Series A preferred stock                                                   (5,038)

Issuances of Series A preferred stock as
  dividends in kind                                                                               5,036

Dividends declared on Series C preferred stock                                                  (15,012)

Preferred Series C - redemption premiums and fees                                               (27,896)

Dividends declared on Series D preferred stock                                                  (10,500)

Issuances of common stock as dividends
  on Series D preferred stock                                      72                1            3,499

Dividends declared on Series F preferred stock                                                  (16,312)

Issuances of common stock as dividends
  on Series F preferred stock                                     539                5           16,307

Dividends declared on Series G preferred stock                                                  (34,655)

Issuance of dividends on Series G
   preferred stock                                                                               32,340

Comprehensive loss:

     Net loss                                                                                                   (641,503)

     Reversal of unrealized gain on investments in marketable equity securities

     Unrealized loss on marketable equity securities

     Foreign currency translation adjustment

     Unrealized loss on forward exchange contract


Total comprehensive loss


                                                          -----------      -----------      -----------      -----------
Balances at September 30, 2000                                 91,639      $       916      $ 1,993,467      $(2,099,022)
                                                          ===========      ===========      ===========      ===========



                                                           Accumulated
                                                              other             Total
                                                          comprehensive     stockholders'
                                                          income (loss)        deficit
                                                          -------------     -------------
Balances at January 1, 2000                                $    20,304       $  (414,102)

Issuances of common stock:
  For stock option exercises and other                                            20,597
  For acquisitions, investments and licenses                                      63,493
  For warrant exercises                                                           37,512
  For advertising services                                                        13,774

Issuance of Series G Preferred Stock                                             888,176

Dividends declared on Series A preferred stock                                    (5,038)

Issuances of Series A preferred stock as
  dividends in kind                                                                5,038

Dividends declared on Series C preferred stock                                   (15,012)

Preferred Series C - redemption premiums and fees                                (27,896)

Dividends declared on Series D preferred stock                                   (10,500)

Issuances of common stock as dividends
  on Series D preferred stock                                                      3,500

Dividends declared on Series F preferred stock                                   (16,312)

Issuances of common stock as dividends
  on Series F preferred stock                                                     16,312

Dividends declared on Series G preferred stock                                   (34,655)

Issuance of dividends on Series G
   preferred stock                                                                32,340

Comprehensive loss:

     Net loss                                                                   (641,503)

     Reversal of unrealized gain on investments in
       marketable equity securities                            (19,837)          (19,837)

     Unrealized loss on marketable equity securities            (1,949)           (1,949)

     Foreign currency translation adjustment                       (17)              (17)

     Unrealized loss on forward exchange contract               (3,946)           (3,946)

                                                                             -----------
Total comprehensive loss                                                        (667,252)
                                                                             ===========

                                                           -----------       -----------
Balances at September 30, 2000                             $    (5,445)      $  (110,025)
                                                           ===========       ===========




            See Notes to Condensed Consolidated Financial Statements

                          Winstar Communications, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                            For the nine months ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                             2000              1999
                                                                          -----------       -----------
Cash flows from operating activities:
    Net loss                                                              $  (641,503)      $  (475,985)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Extraordinary loss on debt extinguishment                             104,804              --
        Depreciation, amortization and non-cash expenses                      225,926           106,252
        Deferred income tax benefit                                            (4,500)           (3,000)
        Provision for doubtful accounts                                        13,753            18,641
        Loss in equity method investment                                        1,388              --
        Minority interest share of losses in consolidated subsidiary          (10,320)             --
        Gain on foreign currency transaction                                   (1,383)             --
        Gain on sale of marketable equity securities                          (19,837)             --
        Non cash interest expense                                              68,864           103,049
        Changes in operating assets and liabilities:
            Accounts receivable                                               (74,371)          (72,335)
            Inventories                                                        (3,202)           (8,362)
            Prepaid expenses and other current assets                         (51,452)          (54,145)
            Other assets                                                     (168,150)          (14,998)
            Accounts payable and accrued expenses                             134,611            65,360
            Deferred revenues                                                  57,346           152,761
                                                                          -----------       -----------

Net cash used in operating activities                                        (368,026)         (182,762)
                                                                          -----------       -----------

Cash flows from investing activities:
    Decrease (increase) in short-term investments, net                         99,090          (168,134)
    Increase in investments in unconsolidated entities                        (44,984)             --
    Net proceeds from sale of marketable equity securities                     80,132              --
    Purchase of property and equipment                                       (648,735)         (367,004)
    Deposit on FCC license auction                                            (32,000)             --
    Acquisitions, net of cash acquired, including licenses                     (9,951)          (18,547)

                                                                          -----------       -----------
Net cash used in investing activities                                        (556,448)         (553,685)
                                                                          -----------       -----------

Cash flows from financing activities:
    Proceeds from long-term debt, net of transaction costs                  2,254,202           305,111
    Repayment of long-term debt                                            (1,977,114)             --
    Net proceeds from preferred stock offerings                               888,176           290,540
    Net proceeds from common stock offering                                      --             167,454
    Net proceeds from exercise of warrants                                     37,512              --
    Net proceeds from other equity transactions                                20,597            43,111
    Payment of capital lease obligations                                      (89,537)          (76,275)
    Other, net                                                                   --                 717
                                                                          -----------       -----------

Net cash provided by financing activities                                   1,133,836           730,658
                                                                          -----------       -----------

Net increase in cash and cash equivalents                                     209,362            (5,789)
Cash and cash equivalents at beginning of period                               93,331           208,257
                                                                          -----------       -----------

Cash and cash equivalents at end of period                                    302,693           202,468
Short-term investments at end of period                                        53,550           274,453
                                                                          -----------       -----------
Cash, cash equivalents and short-term investments
    at end of period                                                      $   356,243       $   476,921
                                                                          ===========       ===========



            See Notes to Condensed Consolidated Financial Statements

1.       Nature of Business

         We provide our customers with broadband services. These services include high-speed Internet and data, Web hosting and design, phone services, Web-based applications, e-commerce, professional services and Office.com(R), A Service From Winstar, the top-ranked online business service for small and medium-sized businesses. We offer a comprehensive suite of these services across our own end-to-end broadband network, and are continuously adding new broadband services for our customers. We are also rapidly building a widely available broadband network which we believe will enable us to offer broadband services to a majority of the business market in the United States. We presently serve the top 60 markets in the United States. We also offer services in 13 overseas markets, including Amsterdam, Brussels, Buenos Aires, London and Tokyo.

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

         The condensed consolidated financial statements and related footnotes are unaudited. The financial statements contain all adjustments (consisting only of normal recurring accrual adjustments) which, in our opinion, are necessary to fairly present our financial position as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999, the statements of cash flows for the nine months ended September 30, 2000 and 1999, and the statement of stockholders' deficit for the nine months ended September 30, 2000.

         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

3.       Stock Split Effected in the Form of a Common Stock Dividend

         On March 2, 2000, we distributed a 50% common stock dividend, pursuant to which common stockholders of record as of February 16, 2000 received one additional share of common stock for every two shares they owned. All share and per-share amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the stock dividend.

4.       Increase in Number of Authorized Shares

         On June 28, 2000, our stockholders approved amendments to our certificate of incorporation, which increased the number of authorized shares of common stock from 200,000,000 to 400,000,000 and increased the number of authorized shares of preferred stock from 15,000,000 to 30,000,000.

5.       Investments

         In March 2000, we acquired 85,000 shares of Class E Convertible Preferred Stock of Wam!Net Inc., a Minnesota corporation and a global provider of business-to-business electronic services to the media industry. The aggregate purchase price was $85.0 million, consisting of $35.0 million in cash and 1,071,429 shares of our common stock valued at $50.0 million.

         In September 2000, we entered into a securities purchase agreement with Wam!Net pursuant to which we have agreed to purchase up to 60,000 shares of Class H Convertible Preferred Stock of Wam!Net (and warrants to purchase up to 3,000,000 shares of Wam!Net common stock at $.01 per share) for an aggregate purchase price of $60.0 million in cash over the next several months.

         We will account for our investment in Wam!Net's Convertible Preferred Stock under the cost method of accounting until our investment in Wam!Net is freely tradable on a national exchange, at which time it will be accounted for as a marketable equity security.

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

         Each share of Series G Preferred Stock is convertible, at the option of the holder, into shares of our common stock at a conversion price of $45.00 per share, subject to certain adjustments. We will have the option to convert all of the shares of Series G Preferred Stock into common stock at the conversion price if on any date after February 1, 2003, the volume-weighted average trading price of our common stock on the Nasdaq for the 20 consecutive trading days immediately prior to such date is at least equal to $69.75, subject to adjustments to the conversion price. The holders of the Series G Preferred Stock have voting rights as if their shares were converted into our common stock.

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

         A portion of the proceeds, together with approximately $100.2 million from our existing cash resources, was used to fund a tender offer for most of our then-outstanding senior notes, which had an aggregate book balance of approximately $668.0 million. A portion of the remaining balance of the new notes was issued in exchange for most of our then-outstanding subordinated notes with an aggregate principal or accreted amount of approximately $650.4 million. The remaining portion of the new notes was issued in exchange for substantially all of our 14 1/4% Senior Subordinated Deferred Interest Debentures due 2007, which in turn had been issued in June 2000 in exchange for all of our 14 1/4% Series C Senior Cumulative Exchangeable Preferred Stock due 2007, which had a liquidation preference of approximately $243.1 million. The new notes contain covenants that are generally less restrictive on our operations than those contained in the notes that were replaced. Approximately $16.3 million in aggregate principal amount of old notes remain outstanding. However, the indentures governing these notes were amended to eliminate substantially all of the restrictive covenants and certain default provisions contained therein.

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

         The new notes are summarized below:

12 1/2% Senior Notes due 2008
-----------------------------

         The principal amount of the 12 1/2% Senior Notes is $325.0 million. Interest will accrue from the date of issuance at 12 1/2% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2008 and are not redeemable prior to maturity.

12 3/4% Senior Notes due 2010
-----------------------------

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

14 3/4% Senior Discount Notes due 2010
--------------------------------------

         The 14 3/4% Senior Discount Notes have an initial accreted value of $454.1 million, with a principal amount at maturity of $927.0 million. No cash interest will accrue on these notes until April 15, 2005. From the date of issuance through April 15, 2005, the aggregate accreted value of the 14 3/4% Senior Discount Notes will increase at a rate of 14 3/4% per year, compounded semi-annually, to their aggregate principal amount at maturity of $927.0 million. After April 15, 2005, cash interest will accrue at a rate of 14 3/4% per year and will be payable on April 15 and October 15 of each year, commencing October 15, 2005. The notes will mature on April 15, 2010. The 14 3/4% Senior Discount Notes have redemption provisions similar to the 12 3/4% Senior Notes described above.

12 3/4% Euro-denominated Senior Notes due 2010
----------------------------------------------

         The principal amount of the 12 3/4% Euro-denominated Senior Notes is
200.0 million Euro. Interest will accrue from the date of issuance at 12 3/4% per year and will be payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2000. The notes will mature on April 15, 2010. The 12 3/4% Euro-denominated Senior Notes have redemption provisions similar to the 12 3/4% Senior Notes and the 14 3/4% Senior Discount Notes described above. During the third quarter of 2000, we entered into a series of cross currency swap transactions to effectively convert the Euro-denominated obligations into U.S. dollar obligations. These U.S. dollar obligations have a principal amount of US$191.6 million, which accrues interest at an annual rate of 13.9%. The contracts mature on April 15, 2005, the first date on which the 12 3/4% Euro-denominated Senior Notes can be redeemed. The cross currency swaps will be accounted for as a hedging instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Any gains or losses on the Euro-denominated obligations will be offset by gains or losses on the cross currency swaps.

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

         In May 2000, a subsidiary of Winstar entered into a new financing arrangement with Lucent for a renewed credit facility in the aggregate amount of $2.0 billion. Up to $1.0 billion of the credit facility is available to us at any one time for the purchase of network equipment and related services, of which we had borrowed $497.0 million as of September 30, 2000. Interest on loans under the facility accrue at rates based on the prime rate or LIBOR, plus an applicable margin. Amounts borrowed under the facility are to be repaid in equal quarterly installments beginning on March 31, 2005 and ending on the maturity of the facility on December 31, 2006. We pay an up-front commitment fee equal to a specified percentage of the amount borrowed and an unused facility fee equal to a percentage of the unused available commitment. At any time that the outstanding amount of Lucent loans (as defined in the Lucent credit agreement) exceed $500.0 million, then Lucent may request that we refinance the amounts outstanding. If the amounts are not refinanced within a specified period after notice is given, among other potential adjustments, the interest rate on the outstanding amounts will be increased by a specified percentage per year. Alternatively, after appropriate notice is given, Lucent can convert the amount of Lucent loans outstanding under the facility to senior notes issued by Winstar pursuant to an indenture similar to those governing our recently issued senior notes. In addition, a portion of the proceeds of certain equity offerings are required to be utilized to repay outstanding indebtedness under this facility. Amounts borrowed under the facility are secured by a purchase money security interest in the equipment financed under the facility. The Lucent facility contains loan covenants similar to those governing the bank credit facility described above.

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


                                               For the three months           For the nine months
                                                     ended                          ended
                                                  September 30,                  September 30,
                                           --------------------------      --------------------------
                                              2000            1999            2000            1999
                                           ----------      ----------      ----------      ----------
Loss before extraordinary item             ($203,542)      ($160,495)      ($536,699)      ($475,985)
Preferred stock dividends and
    redemption premiums                      (23,887)        (18,372)       (105,506)        (43,364)
                                           ---------       ---------       ---------       ---------
Loss applicable to common stock-
    holders before extraordinary item       (227,429)       (178,867)       (642,205)       (519,349)
Extraordinary loss on debt
    extinguishment                              --              --          (104,804)           --
                                           ---------       ---------       ---------       ---------
Loss applicable to common
    stockholders                           ($227,429)      ($178,867)      ($747,009)      ($519,349)
                                           =========       =========       =========       =========

Weighted average shares outstanding           90,910          81,870          88,584          74,409
                                           =========       =========       =========       =========

Basic and diluted loss per share:
  Loss before extraordinary items             ($2.50)         ($2.18)         ($7.25)         ($6.98)
  Extraordinary loss on debt
     extinguishment                             --              --             (1.18)           --
                                           ---------       ---------       ---------       ---------
Net loss per share                            ($2.50)         ($2.18)         ($8.43)         ($6.98)
                                           =========       =========       =========       =========


Excluding the non-recurring impact of debt modification fees ($7.0 million) and preferred stock redemption premiums ($24.0 million) related to the debt refinancing during the second quarter of 2000, loss before extraordinary items for the nine months ended September 30, 2000 would have been $6.90.

9.       License Acquisitions

         During the nine months ended September 30, 2000, we were the successful bidder for 931 spectrum licenses in the 38 GHz band auctioned by the FCC which cover an additional 679 million channel pops. The aggregate purchase price for these licenses was approximately $161.0 million, which has been paid. Of this amount, $32.0 million is reflected as a deposit as of September 30, 2000.

10.      Commitments

         We expect to spend approximately $1.1 billion in capital expenditures by December 31, 2001. Of this amount, at September 30, 2000, we had commitments outstanding for capital expenditures under noncancelable purchase orders and contracts of approximately $425 million.

11.      Segments

         Our operating segments represent business units that offer different products and serve different markets. The Broadband Services segment derives its revenues by offering its customers a variety of individual and bundled services. The Traditional Media Services segment derives its revenues by marketing and distributing information content, licenses and services in traditional markets, such as television, video, cable and radio. Our Other Telecommunications Services segment derives its revenue from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our broadband network. Substantially all of our revenue is attributable to customers in the United States, and our assets are predominately located in the United States. Shared administrative services provided to the business units are classified as Corporate Expenses. International activities, including joint ventures, as of September 30, 2000 were not material. Information relating to our reportable operating segments is as follows (in thousands):


                                                         Traditional                     Total for       Corporate
                                          Broadband         Media       Other Telecom    Reportable     Expenses and
                                           Services        Services        Services       Segments         Assets          Totals
                                          ---------      -----------    -------------    ----------     ------------       ------
For the three months ended
September 30, 2000
    External revenue                     $   175,903     $    15,362     $     3,858    $   195,123     $      --       $   195,123
    Segment operating (loss) income          (83,122)            933             848        (81,341)        (37,694)       (119,035)
    EBITDA (1)                                 1,417           1,921           1,736          5,074         (37,035)        (31,961)
    Segment assets                         3,771,802         139,581          28,916      3,940,299         528,946       4,469,245

For the three months ended
September 30, 1999
    External revenue                     $    97,618     $    14,853     $     7,064    $   119,535     $      --       $   119,535
    Segment operating (loss) income          (80,693)             (2)            389        (80,306)        (35,291)       (115,597)
    EBITDA (1)                               (39,259)            613           1,277        (37,369)        (35,252)        (72,621)
    Segment assets                         2,100,179         104,017          42,821      2,247,017         520,388       2,767,405



                                                         Traditional                     Total for       Corporate
                                          Broadband         Media       Other Telecom    Reportable     Expenses and
                                           Services        Services        Services       Segments         Assets          Totals
                                          ---------      -----------    -------------    ----------     ------------       ------

For the nine months ended
September 30, 2000
    External revenue                     $   462,187     $    59,192     $    12,820    $   534,199     $      --       $   534,199
    Segment operating (loss) income         (259,457)          7,063           3,105       (249,289)       (110,072)       (359,361)
    EBITDA (1)                               (40,651)         10,022           5,769        (24,860)       (108,575)       (133,435)
    Segment assets                         3,771,802         139,581          28,916      3,940,299         528,946       4,469,245

For the nine months ended
September 30, 1999
    External revenue                     $   243,062     $    39,703     $    21,368    $   304,133     $      --       $   304,133
    Segment operating (loss) income         (236,731)           (471)          1,260       (235,942)       (105,791)       (341,733)
    EBITDA (1)                              (135,102)          3,925           1,318       (129,859)       (105,622)       (235,481)
    Segment assets                         2,100,179         104,017          42,821      2,247,017         520,388       2,767,405


(1) EBITDA represents losses before interest, income taxes, depreciation and amortization, non-cash expenses, other income (expense), and extraordinary items.

12.      Events Subsequent to September 30, 2000

         In November 2000, we obtained commitments for additional financing totaling up to $1.02 billion, comprised of a private placement of our equity securities, an additional loan tranche under our existing senior secured credit facility and additional vendor financing.

Equity Investment

         We have entered into a Securities Purchase Agreement with Microsoft Corporation, CPQ Holdings, Inc. (a subsidiary of Compaq Computer Corporation), Credit Suisse First Boston Equity Partners, L.P. (and certain affiliates) and Welsh, Carson, Anderson & Stowe VIII, L.P. (and certain affiliates) pursuant to which these investors will purchase, in a private placement, an aggregate of 270,000 shares of our Series H Senior Cumulative Participating Convertible Preferred Stock and 4,590,000 common stock warrants (the "Warrants") for a purchase price of $270.0 million.

         The Series H Preferred Stock will pay cumulative dividends quarterly in arrears at a rate equal to the excess (if any) of (i) 12.5% per annum on the liquidation preference over (ii) the amount of any regular cash dividends per share of Series H Preferred Stock that have been paid during the applicable dividend period on our common stock. If we do not pay any of these dividends in cash, the amount of such dividends will be added to the liquidation preference of the Series H Preferred Stock as of the dividend payment date.

         Each share of Series H Preferred Stock will be convertible, at the option of the holder, into shares of our common stock at a conversion price of $25.00 per share, subject to certain adjustments. We will have the option to convert all of the shares of Series H Preferred Stock into common stock, at the then effective conversion price, if on any date after the fourth anniversary of the date of the issuance of the Series H Preferred Stock, the volume-weighted average trading price of our common stock on the Nasdaq for the 20 consecutive trading days immediately prior to such date is at least equal to $69.75, subject to adjustments to the Series G conversion price. The holders of the Series H Preferred Stock have voting rights as if their shares were converted into our common stock. The Warrants will be exercisable, commencing on the earlier of six months from the date of their issuance or upon a change of control, at a per share exercise price of $25, subject to certain adjustments, and will have a term of five years from the date of issuance. The conversion price of the Series H Preferred Stock and the exercise price of the Warrants are subject to customary adjustment for stock-splits, combinations, reclassifications or other similar events involving our common stock and weighted average anti-dilution adjustments for issuances of our equity-based securities at a price less than the respective conversion price or exercise price for the first two years after the closing and issuances of securities at a price less than the Current Market Price thereafter. "Current Market Price" means, as of any date, the volume-weighted average trading price of the common stock on Nasdaq for the 20 consecutive trading days immediately prior to such date.

         On April 1, 2010, we will be required to redeem all of the outstanding shares of Series H Preferred Stock at a redemption price per share equal to the greater of (i) the accreted value of a share of Series H Preferred Stock on such date, plus all dividends accrued to such date (whether or not earned or declared) since the most recent dividend payment date, and (ii) the volume-weighted average trading price per share of our common stock on Nasdaq for the 20 consecutive trading days immediately prior to April 1, 2010 multiplied by the number of conversion shares into which a share of Series H Preferred Stock is convertible on such date. We will have the option to pay the redemption price in cash or in shares of our common stock. If we elect to pay the redemption price, in whole or in part, in shares of our common stock, such shares will be valued at 97% of the volume-weighted average trading price per share of common stock on Nasdaq for the 20 consecutive trading days immediately prior to April 1, 2010. If we determine to pay the redemption price in shares of our common stock, we have agreed to use our best efforts to register such shares under the Securities Act of 1933, as amended, prior to the delivery of such shares.

Additional Senior Secured Financing

         We have received a commitment for a new $200 million term loan to be made under our existing senior secured credit facility. The new loan will become effective upon appropriate amendments to the existing facility agreement being signed by the parties, including a majority in interest of the existing lenders under the facility. Closing of this loan will be subject to certain customary conditions. We expect to close this transaction during the fourth quarter of 2000.

Equipment Leasing Facilities

         We have also received commitments for additional equipment leasing facilities from Cisco Systems Capital Corporation ("CSC"), a subsidiary of Cisco Systems Inc., and Compaq Financial Services Corporation ("CFSC"), a subsidiary of Compaq Computer Corporation, pursuant to which these lessors have committed to provide us equipment lease financing ("Lease Financing") for purchases of their equipment and related services.

         CSC has agreed to provide up to $500 million of Lease Financing, of which $125 million is immediately available. An additional $125 million becomes available at such time as we raise $250 million of additional equity capital (which will occur with the issuance of our Series H Preferred Stock described above) or in certain other events. A second additional tranche of $125 million of Lease Financing from CSC becomes available to us at such time as we raise an additional $250 million of equity capital or in certain other events and a third additional tranche of $125 million of Lease Financing from CSC becomes available to us at such time as we raise a further additional $250 million of equity capital or in certain other events. CFSC has committed to provide us with up to $50 million of Lease Financing, subject to the satisfaction of certain conditions, and to make up to $50 million of Lease Financing available directly to our qualified customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         We provide our customers with broadband services. These services include high-speed Internet and data, Web hosting and design, phone services, Web-based applications, e-commerce, professional services and Office.com(R), A Service From Winstar, the top-ranked online business service for small and medium-sized businesses. We offer a comprehensive suite of these services across our own end-to-end broadband network and are continuously adding new broadband services for our customers. We are also building a widely available broadband network, which we believe will enable us to offer broadband services to a majority of the business market in the United States. We presently serve the top 60 markets in the United States. We also offer services in 13 overseas markets, including Amsterdam, Brussels, Buenos Aires, London and Tokyo.

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

         We also develop and distribute information content through traditional media, such as television, video, cable and radio. These revenues and revenues from sales of broadcast and programming rights and licenses are classified as other revenue. Other revenues also include those derived from a portion of an acquired long distance customer base located in markets which we do not have current plans to serve with our broadband network. We expect these long distance revenues to continue to decline over time through normal loss, or churn, of this customer base.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999


Results of Operations

         Revenues from our operating business lines are as follows (in millions):

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------

                                                          2000              1999
                                                       -------           -------
Operating revenue:
   Broadband services ......................           $ 175.9           $  97.6
   Other ...................................              19.2              21.9
                                                       -------           -------


Total operating revenue ....................           $ 195.1           $ 119.5
                                                       =======           =======

Revenue

         Total revenue increased by $75.6 million, or 63.3%, to $195.1 million for the three months ended September 30, 2000, from $119.5 million for the three months ended September 30, 1999. This increase was principally attributable to the growth in our broadband services.

    Broadband Services Revenue

         Revenue from broadband services increased by $78.3 million, or 80.2%, to $175.9 million for the three months ended September 30, 2000, from $97.6 million for the three months ended September 30, 1999. We experienced continued growth in all types of broadband services revenue, driven principally by the combination of our expanding network footprint, our enhanced product set, and our evolving strength in provisioning. Revenue from large account solutions was $86.4 million for the three months ended September 30, 2000, compared to $35.4 million for the three months ended September 30, 1999. We attribute this growth to the continued expansion of our network through the installation of additional local bandwidth, data and voice switching infrastructure and the addition of our local and long-haul fiber. We are continuing to realize increased revenue especially from the sale of these data-related products and services, including end-to-end broadband connectivity, equipment and network deployment solutions to our larger customers. We have now signed contracts totaling approximately $1.4 billion from our large account customers (excluding the federal government). We expect to recognize approximately $175 million of this amount as revenue over the next 12 months.

    Other Revenue

         Revenue from other services decreased by $2.7 million, or 12.3%, to $19.2 million for the three months ended September 30, 2000, from $21.9 million for the three months ended September 30, 1999. This decrease was due primarily to the anticipated decline in revenue from the acquired long-distance customer base, which is not in markets we serve.

Cost of Revenue

         Cost of revenue increased by $19.2 million, or 23.0%, to $102.8 million for the three months ended September 30, 2000, from $83.6 million for the three months ended September 30, 1999. As a percentage of revenue, cost of revenue for the three months ended September 30, 2000 was 52.7%, compared with 69.9% for the three months ended September 30, 1999. The improvement in the cost of revenue percentage is the result of the increase in sales of higher margin large account solutions, the increased volumes and larger percentages of traffic being provisioned on our local and long haul networks, cost reductions received from our vendors, and the larger number of customers taking multiple services.

Selling, General and Administrative Expense

         Selling, general and administrative expense increased by $15.6 million, or 14.4%, to $124.2 million for the three months ended September 30, 2000, from $108.6 million for the three months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses declined from 90.9% for the three months ended September 30, 1999 to 63.7% for the three months ended September 30, 2000. During the three months ended September 30, 2000, we spent approximately $6.5 million to expand the sales force and support the rollout of our new Business Essentials program and other marketing initiatives. Additionally, we continued to hire support personnel in connection with the expansion of our core markets and services, both domestically and internationally. We had approximately 4,700 employees at September 30, 2000, as compared with approximately 3,600 employees at September 30, 1999.

Depreciation, Amortization and Non-Cash Expenses

         Depreciation, amortization and non-cash expenses increased by $44.1 million, or 102.6%, to $87.1 million for the three months ended September 30, 2000, from $43.0 million for the three months ended September 30, 1999, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill and spectrum licenses. Depreciation, amortization and non-cash expenses for the three months ended September 30, 2000 also included approximately $5.8 million relating to promotion and advertising services obtained through the issuance of common stock and contributed by CBS Corporation relating to its equity interest in Office.com. These are not cash-based transactions and therefore are amortized to depreciation, amortization and non-cash expenses. We expect that depreciation, amortization and non-cash expenses will continue to increase as we increase our investment in the build out of our broadband network.

Operating Loss

         For the reasons noted above, the operating loss for the three months ended September 30, 2000 was $119.0 million, compared to $115.6 million for the three months ended September 30, 1999.

Interest Expense

         Interest expense increased by $42.9 million, or 81.4%, for the three months ended September 30, 2000, to $95.6 million, from $52.7 million for the three months ended September 30, 1999. This increase was principally attributable to borrowings under our new senior secured credit facility and the issuance of our new unsecured senior notes. Of the $95.6 million of interest expense incurred for the three months ended September 30, 2000, $21.7 million represented non-cash interest and amortization of deferred financing costs.

Interest Income

         Interest income increased by $2.3 million, or 33.8%, to $9.1 million for the three months ended September 30, 2000, from $6.8 million for the three months ended September 30, 1999. The increase was principally due to higher balances in cash, cash equivalents and short-term investments as a result of the issuance of the Series G Preferred Stock in February 2000.

Net Loss Before Preferred Stock Dividends and Redemption Premiums

         For the reasons noted above, we reported a net loss before preferred stock dividends and redemption premiums of $203.5 million for the three months ended September 30, 2000, compared to a loss of $160.5 million for the three months ended September 30, 1999.

Preferred Stock Dividends and Redemption Premiums

         For the three months ended September 30, 2000, we incurred dividend obligations of $23.9 million relative to our Series A Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, none of which were paid in cash. For the three months ended September 30, 1999, such obligations amounted to $18.4 million and included dividends of $7.6 million relating to our Series C Preferred Stock, which was exchanged in June 2000 for our 14 1/4% Senior Subordinated Deferred Interest Notes due 2007, substantially all of which were in turn exchanged for a combination of our 12 3/4% Senior Notes due 2010 and our 14 3/4% Senior Discount Notes due 2010. The increase in dividends from 1999 to 2000 is primarily due to the issuance of 300,000 shares of Series F Preferred Stock in September 1999 and the issuance of 900,000 shares of Series G Preferred Stock in February 2000.

Net Loss Applicable to Common Stockholders

For the reasons noted above, we reported a net loss applicable to common stockholders of $227.4 million for the three months ended September 30, 2000, compared to a net loss applicable to common stockholders of $178.9 million for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999


Results of Operations

         Revenues from our operating business lines are as follows (in millions):

                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------

                                                          2000              1999
                                                       -------           -------
Operating revenue:
   Broadband services ......................           $ 462.2           $ 243.1
   Other ...................................              72.0              61.0
                                                       -------           -------

Total operating revenue ....................           $ 534.2           $ 304.1
                                                       =======           =======

Revenue

         Total revenue increased by $230.1 million, or 75.7%, to $534.2 million for the nine months ended September 30, 2000, from $304.1 million for the nine months ended September 30, 1999. This increase was principally attributable to the growth in our broadband services.

     Broadband Services Revenue

         Revenue from broadband services increased by $219.1 million, or 90.1%, to $462.2 million for the nine months ended September 30, 2000, from $243.1 million for the nine months ended September 30, 1999. We experienced continued growth in all types of broadband services revenue, driven principally by the combination of our expanding network footprint, our enhanced product set, and our evolving strength in provisioning. Revenue from large account solutions was $219.9 million for the nine months ended September 30, 2000, compared to $71.3 million for the nine months ended September 30, 1999. We attribute this growth to the continued expansion of our network through the installation of additional local bandwidth, data and voice switching infrastructure and the addition of our local and long-haul fiber. We are continuing to realize increased revenue especially from the sale of these data-related products and services, including end-to-end broadband connectivity, equipment and network deployment solutions to our larger customers.

    Other Revenue

         Revenue from other services increased by $11.0 million, or 18.0%, to $72.0 million for the nine months ended September 30, 2000, from $61.0 million for the nine months ended September 30, 1999. This increase was due primarily to improved revenue from our traditional media business, resulting from expanded programming offerings, and broadcast license sales, offset by the anticipated decline in revenue from the acquired long-distance customer base, which is not in markets we serve.

Cost of Revenue

         Cost of revenue increased by $73.0 million, or 32.5%, to $297.9 million for the nine months ended September 30, 2000, from $224.9 million for the nine months ended September 30, 1999. As a percentage of revenue, cost of revenue for the nine months ended September 30, 2000 was 55.8%, compared with 73.9% for the nine months ended September 30, 1999. The improvement in the cost of revenue percentage is the result of the increase in sales of higher margin large account solutions, the increased volumes and larger percentages of traffic being provisioned on our local and long haul networks, cost reductions received from our vendors, and the larger number of customers taking multiple services.

Selling, General and Administrative Expense

         Selling, general and administrative expense increased by $55.0 million, or 17.5%, to $369.8 million for the nine months ended September 30, 2000, from $314.8 million for the nine months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses declined from 103.5% for the nine months ended September 30, 1999 to 69.2% for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we increased our advertising support for Office.com, A Service From Winstar, and we incurred approximately $22.7 million of incremental advertising expenses. In addition, during the three months ended September 30, 2000, we spent approximately $6.5 million to expand the sales force and support the rollout of our new Business Essentials program and other marketing initiatives. We continued to hire support personnel in connection with the expansion of our core markets and services, both domestically and internationally. We had approximately 4,700 employees at September 30, 2000, as compared with approximately 3,600 employees at September 30, 1999.

Depreciation, Amortization and Non-Cash Expenses

         Depreciation, amortization and non-cash expenses increased by $119.6 million, or 112.5%, to $225.9 million for the nine months ended September 30, 2000, from $106.3 million for the nine months ended September 30, 1999, principally resulting from our acquisition and deployment of broadband communications equipment in connection with our network buildout and amortization relating to goodwill and spectrum licenses. Depreciation, amortization and non-cash expenses for the nine months ended September 30, 2000 also included approximately $16.3 million relating to promotion and advertising services obtained through the issuance of common stock and contributed by CBS Corporation relating to its equity interest in Office.com. These are not cash-based transactions and therefore are amortized to depreciation, amortization and non-cash expenses. We expect that depreciation, amortization and non-cash expenses will continue to increase as we increase our investment in the build out of our broadband network.

Operating Loss

         For the reasons noted above, the operating loss for the nine months ended September 30, 2000 was $359.4 million, compared with an operating loss of $341.7 million for the nine months ended September 30, 1999.

Interest Expense

         Interest expense increased by $78.4 million, or 50.9%, for the nine months ended September 30, 2000, to $232.4 million, from $154.0 million for the nine months ended September 30, 1999. This increase was principally attributable to (i) additional borrowings under our original Lucent facility, which were paid in full in May 2000 with the proceeds from our new bank facility, (ii) the issuance of our new unsecured senior notes, and (iii) borrowings under our new senior secured credit facility and our new Lucent facility subsequent to the repayment of the original Lucent facility. This increase in interest expense was offset, in part, by the conversion of $122.1 million of our 14% Convertible Senior Subordinated Discount Notes into approximately 8.9 million shares of common stock in June 1999. Of the $232.4 million of interest expense incurred for the nine months ended September 30, 2000, $68.9 million represented non-cash interest and amortization of deferred financing costs.

Interest Income

         Interest income increased by $14.6 million, or 86.9%, to $31.4 million for the nine months ended September 30, 2000, from $16.8 million for the nine months ended September 30, 1999. The increase resulted from higher balances in cash, cash equivalents and short-term investments due to the issuance of the Series G Preferred Stock in February 2000.

Other Income

         Other income of $18.9 million for the nine months ended September 30, 2000 consists of the $19.9 million gain on the sale of shares of Advanced Radio Telecom Corp. recorded during the first quarter of 2000 and CBS's minority interest share of losses of Office.com of approximately $10.3 million, offset by approximately $7.0 million of one-time transaction fees incurred during the exchange of our 11% Senior Subordinated Notes and our 15% Senior Subordinated Notes and various other immaterial one-time charges, which are primarily non-cash.

Extraordinary Loss on Debt Extinguishment

         For the nine months ended September 30, 2000, we reported an extraordinary loss on debt extinguishment of approximately $104.8 million resulting from the premiums paid on tendered notes and the write-off of deferred financing costs associated with the tendered senior notes and the exchange of the 10% Senior Subordinated Notes.

Net Loss Before Preferred Stock Dividends and Redemption Premiums

         For the reasons noted above, we reported a net loss before preferred stock dividends of $641.5 million for the nine months ended September 30, 2000, compared to a net loss before preferred stock dividends of $476.0 million for the nine months ended September 30, 1999.

Preferred Stock Dividends and Redemption Premiums

         For the nine months ended September 30, 2000, we incurred dividend obligations of $105.5 million relative to our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, none of which were paid in cash. For the nine months ended September 30, 1999, such obligations amounted to $43.4 million. The increase is primarily due to the issuance of 300,000 shares of Series F Preferred Stock in September 1999 and the issuance of 900,000 shares of Series G Preferred Stock in February 2000, offset by the decrease associated with the exchange (and related cancellation) of the Series C Preferred Stock in June 2000.

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

Net Loss Applicable to Common Stockholders

         For the reasons noted above, we reported a net loss applicable to common stockholders of $747.0 million for the nine months ended September 30, 2000, compared to a net loss applicable to common stockholders of $519.3 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         At September 30, 2000, we had $356.2 million of cash, cash equivalents and short-term investments. During the nine months ended September 30, 2000, net cash provided by financing activities was $1,133.8 million. In February 2000, we received net proceeds of $888.2 million from the sale of 900,000 shares of our Series G Preferred Stock. During the nine months ended September 30, 2000, we also received $37.5 million of net proceeds from the exercise of warrants to purchase 2.7 million shares of our common stock and $20.6 million from stock option exercises and other equity transactions. In addition, in November 2000, we obtained commitments for up to $1.02 billion of additional equity, senior secured debt and vendor financing.

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

         In May 2000, we consummated a $1.15 billion senior secured credit facility with a group of commercial banks and other financial institutions. The proceeds from the credit facility were used to pay down loans outstanding under our then existing facility with Lucent Technologies. We also entered into a new financing arrangement with Lucent for a renewed credit facility in the aggregate amount of $2.0 billion. Up to $1.0 billion of the credit facility is available to us at any one time for the purchase of network equipment and related services, of which we had borrowed $497.0 million as of September 30, 2000. The new debt and credit facilities are further discussed in Note 7 to our condensed consolidated financial statements. These additional financing commitments are further discussed in Note 12 to our condensed consolidated financial statements.

         In November 2000, we obtained commitments for additional financing totaling up to $1.02 billion, comprised of a private placement of our equity securities, an additional loan tranche under our existing senior secured credit facility and additional vendor financing. We will use this new capital to fund our ongoing business plan, which includes the expansion of our broadband network, products and services. These additional financing commitments are further discussed in Note 12 to our condensed consolidated financial statements.

         Cash provided by financing activities during the nine months ended September 30, 2000 is net of $89.5 million of payments under capital lease obligations, primarily to Williams Communications related to the delivery of certain dark fiber assets and specified fixed circuits. At September 30, 2000, we had capital lease obligations with Williams totaling $243.9 million. We expect to pay Williams an additional $312.5 million over the next six years for dark fiber, long-haul transport services and other network services. We also have an agreement with Metromedia Fiber Networks which allows us to obtain dark fiber capacity in 50 major markets in the United States and in certain markets outside the U.S. We will pay approximately $300.0 million over 20 years under this agreement.

         During the nine months ended September 30, 2000, we used $368.0 million of cash in operating activities. Net cash used by operating activities is primarily due to losses before extraordinary items and changes in working capital items, offset by non-cash interest expense and depreciation, amortization and non-cash expenses.

         Cash used to fund negative EBITDA during the three and nine months ended September 30, 2000 was approximately $32.0 million and $133.4 million, respectively, compared to $72.6 million and $235.5 million during the same periods in 1999. We expect our EBITDA losses to continue to decline and to reach EBITDA breakeven during the first half of 2001. EBITDA represents losses before interest, income taxes, depreciation, amortization and non-cash expenses, extraordinary losses and other income (expense) and is commonly used in our industry to measure cash flows and liquidity. EBITDA is not intended to represent results of operations or cash flows from operating activities determined in accordance with accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies.

         Cash used in investing activities was $556.5 million during the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2000 primarily consists of cash used to purchase property and equipment of $648.7 million. Purchases of property and equipment during the nine months ended September 30, 2000 were approximately $1,058.9 million, of which $831.4 million were financed collectively through the Lucent Facilities and our arrangements with Williams and various other equipment vendors. The original Lucent Facility was paid down with proceeds from our new bank credit facility as previously described.

         During the nine months ended September 30, 2000, investing activities also included $35.0 million of cash used to purchase 35,000 shares of Class E Convertible Preferred Stock of Wam!Net, Inc. In addition, we received $80.1 million on the sale of all of our holdings in Advanced Radio Telecom Corp.


         During the nine months ended September 30, 2000, we were the successful bidder for 931 spectrum licenses in the 38 GHz band auctioned by the FCC which cover an additional 679 million channel pops. The aggregate purchase price for these licenses was approximately $161.0 million, which has been paid. Of this amount, $32.0 million is reflected as a deposit as of September 30, 2000.

         We have incurred significant operating and net losses, due in large part to the development of our network and the growth of our sales and marketing organization. We anticipate that such losses will continue over the near term as we execute our growth strategy. We are pursuing the continued expansion of services offered to our current 60 U.S. markets. We are also planning to offer our services in up to 50 foreign markets by the end of 2004. This expansion will require significant amounts of capital to finance capital expenditures as well as anticipated losses.

         We are in the process of ordering and installing switches, optronics equipment, radios and other network equipment to be placed in our key markets, and expect our core domestic network infrastructure to be completed by the end of 2001. We plan to spend approximately $1.3 billion on capital expenditures during 2000, which we expect to finance principally through our new Lucent facility and other credit facilities (including vendor financing and capital leases) which have been committed or which we otherwise expect to be available to us. Historically, we have funded our operating losses and capital expenditures through public and private offerings of debt and equity securities and from credit and lease facilities. We have the ability to moderate our capital spending and operating losses to some extent by varying the pace of our growth, including the number of markets in which we build network and offer services, and by determining how many buildings we enter in each market. In the event that we slow the speed or narrow the focus of our business plan, we would expect to reduce our capital requirements and operating losses.

         We anticipate, based on our business plan and certain assumptions, that our existing financial resources will be sufficient to fund our planned operations and capital requirements into the first quarter of 2002. These financial resources include our existing cash balances and amounts we expect to receive in connection with our Series H financing and expansion of our credit facility, as well as amounts we expect will be immediately available under our vendor financing facilities with Lucent, Cisco and Compaq. In addition, we will have additional amounts available to us under the Lucent facility as any portion of our outstanding Lucent loans is syndicated (up to the aggregate facility amount of $2 billion), and up to an additional $250 million available under the Cisco facility as we meet certain conditions described elsewhere in this report. As a result of our recently announced financing commitments, our expectation to be EBITDA breakeven in the first half of 2001 and the expectation that our core network infrastructure will be completed by the end of 2001, we believe we will have the flexibility to grow our business at whatever pace is appropriate for the existing capital environment. We may be required to seek additional sources of capital if: our operating assumptions change or prove to be inaccurate; we consummate any acquisitions of significant businesses or assets; or we further accelerate our plan and enter markets more rapidly than currently anticipated. We continually evaluate the financing alternatives available to us and may decide to seek a variety of forms of additional debt and/or equity financing.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principals to revenue recognition in financial statements and is required to be implemented during the fourth quarter of 2000. In July 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The EITF addressed whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The accounting principles and effective date of EITF 99-19 are consistent with the requirements of SAB 101. We are currently analyzing the impact these pronouncements will have on our financial statements. We do not expect the adoption of these pronouncements will have a material effect on our consolidated financial position or results of operations.

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

         The following factors and other factors may cause our actual results to differ materially from those contemplated by some of the forward-looking statements included in this report:

         o the willingness of the marketplace to accept fixed wireless services generally, and our Wireless Fiber(SM) services in particular, as an acceptable alternative to other available communications technologies and rapid technological innovation bringing on constant enhancements in communications;

         o our ability to penetrate our targeted markets, which are dominated by much larger entrenched competitors, and attract and retain a sufficient revenue-generating customer base;

         o our ability to obtain sufficient capital to finance the buildout of our domestic and international telecommunications network, fund our projected operating losses and service our debt obligations, which may be dependent on the state of the financial and capital markets;

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

         o the impact of capital market volatility and other events or circumstances affecting our customers, including those of our large accounts solutions business, and our major suppliers; and

         o our ability to hire and retain a sufficient number of highly skilled and qualified employees sufficient to support our growth objectives, particularly in light of the intense competition for these employees in the recently de-regulated telecommunications industry.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

Interest Rate Risk

         Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio, redeemable preferred stock and long-term debt obligations. We do not use derivative instruments in our short-term investment portfolio. We place our short-term investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our redeemable preferred stock and long-term obligations primarily consist of fixed rate instruments, and accordingly, would not be impacted by changes in interest rates. Amounts borrowed under the Lucent Facility and the new bank credit facility bear interest at the prime rate or LIBOR plus applicable margins. Therefore, the interest rate on these facilities will fluctuate as these rates fluctuate. We primarily enter into debt obligations to support the construction of our network and working capital needs.

Foreign Exchange Rates

         At September 30, 2000, our international operations were not material to our consolidated financial position. Therefore, we do not believe we are exposed to significant risk from changes in foreign currency exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

         The following table sets forth certain information with respect to our issuance of certain securities during the quarter ended September 30, 2000, without registration of such securities under the Securities Act:


                                                                                     Terms of
                                                              Exemption           Conversion or
  Securities Sold         Purchasers       Consideration       Claimed               Exercise        Use of Proceeds
  ---------------         ----------       -------------       -------               --------        ---------------
322,283 shares of        Lakeside        media and services  Section 4(2)               NA          We did not receive
Winstar common           Ventures, LLC                                                              cash proceeds for
stock                                                                                               these shares

16,682 shares of         Several         Shares issued in    Section 4(2)               NA          We did not receive
Winstar common           individuals     connection with an                                         cash proceeds for
stock                                    acquisition                                                these shares


Item 6.  Exhibit and Report on Form 8-K

(a)      Exhibit.

         27       Financial Data Schedule

         (1)      Report on Form 8-K.

                  We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winstar Communications, Inc.
   Registrant


By: /s/Richard J. Uhl
-----------------------------------------------------
Richard J. Uhl
Group Executive and Chief Financial
 Officer (Principal Financial and Accounting Officer)   Dated: November 14, 2000